Form 10-Q
period 1996-03-31
TELOR OPHTHALMIC PHARMACEUTICALS INC
filed 1996-05-15
CIK 887757

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

                         Commission File Number: 0-21428

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   13 - 3464527
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                         790 Turnpike Street, Suite 202
                             North Andover, MA 01845
                    (Address of principal executive offices)

                                 (508) 681-1062
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __X__     No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class

Common stock, $.001 par value per share, shares outstanding at May 9, 1996 : 786,002

The Exhibit Index is included in this Form 10-Q on pages 15-17.

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                                      Index

                                                                            Page

Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheets at December 31, 1995 and March 31, 1996            3

         Statements of Operations for the three months ended
           March 31, 1995 and 1996, and for the period from
           Inception (April 19, 1988) through March 31, 1996               4

         Statements of Cash Flows for the three months
           ended March 31, 1995 and 1996 and for the period from
           Inception (April 19, 1988) through March 31, 1996               5

         Notes to Financial Statements                                     6-8

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                               9-10

Part II - Other Information

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11-13

SIGNATURES                                                                 14

Exhibit Index                                                              15-17

Exhibits                                                                   18-19

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                       December 31,           March 31,
                                                                                           1995                 1996
                                                                                     ------------------  --------------------
Current assets:
    Cash and cash equivalents                                                        $       3,304,984   $         3,716,294
    Short-term investments                                                                   1,986,893             1,027,800
    Interest  and other receivables                                                             62,673                27,953
    Prepaid expenses and deposits                                                              149,144                53,343
                                                                                     -----------------   -------------------
           Total current assets                                                              5,503,694             4,825,390
                                                                                     ------------------  -------------------

Property and equipment, at cost:
    Laboratory equipment                                                                         3,213             --
    Computer equipment                                                                          64,641                62,485
    Furniture and fixtures                                                                      72,437                60,165
    Leasehold improvements                                                                     719,792               719,792
    Leasehold improvements under capital lease                                                 600,000               600,000
                                                                                     -----------------   -------------------
                                                                                             1,460,083             1,442,442
    Less --- accumulated depreciation and amortization                                       1,436,720             1,423,064
                                                                                     -----------------   -------------------
                                                                                                23,363                19,378
                                                                                     -----------------   -------------------

Restricted cash                                                                                360,000               360,000
                                                                                     =================   ===================
                                                                                     $       5,887,057   $         5,204,768
                                                                                     =================   ===================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       December 31,           March 31,
                                                                                           1995                  1996
                                                                                     -----------------   -------------------
Current liabilities:

    Accounts payable                                                                 $          30,696   $             2,619
    Accrued expenses                                                                           714,226               586,892
    Current maturities of capital lease obligations                                             42,884                44,185
                                                                                     -----------------   -------------------
           Total current liabilities                                                           787,806               633,696
                                                                                     -----------------   -------------------

Commitments (Note 4)

Obligations under capital leases, less current maturities                                      513,064               497,970
Stockholders' equity:
    Common stock, $.001 par value ---
        Authorized --- 25,000,000 shares;  Issued and outstanding ---
              785,512 at December 31, 1995

              and 785,702 at March 31, 1996                                                        786                   786
    Additional paid-in capital                                                              35,652,462            35,652,937
    Deficit accumulated during the development stage                                       (31,067,061)          (31,580,621)
                                                                                     -----------------   -------------------
           Total stockholders' equity                                                        4,586,187             4,073,102
                                                                                     =================   ===================
                                                                                     $       5,887,057   $         5,204,768
                                                                                     =================   ===================

                             The accompanying notes are an integral part of these financial statements.

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          April 19, 1988
                                                                Three Months            Three Months       (Inception)
                                                                   Ended                   Ended             Through
                                                                  March 31,               March 31,          March 31,
                                                                    1995                    1996               1996
                                                                ------------            ------------       -----------
Revenues                                                             --                      --                --

Operating expenses:
        Research and development                                 1,458,264                   --             21,524,516
        General and administrative                                 405,335                 576,652           8,742,394
        Marketing                                                    --                      --                730,879
        Restructuring charge                                         --                      --              2,609,000
                                                                ----------                --------         -----------
                Total operating expenses                         1,863,599                 576,652          33,606,789
                                                                ==========                ========         ===========

Interest income, net                                               143,328                  63,092           1,899,984
                                                                ----------                --------         -----------
                Net loss                                        (1,720,271)               (513,560)        (31,706,805)
                                                                ==========                ========         ===========



Net loss per common share                                       $    (2.22)               $  (0.65)
                                                                ==========                ========

Weighted average number of
        common shares outstanding                                  774,163                 785,621
                                                                ==========                ========


The accompanying notes are an integral part of these financial statements.

Form 10-Q

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                     Three months        Three months        April 19, 1988
                                                                        ended               ended         {Inception) Through
                                                                      March 31,           March 31,             March 31,
                                                                        1995                1996                  1996
                                                                    ------------         ------------         ------------
Cash flows from operating activities:
  Net loss                                                          $ (1,720,271)        $   (513,560)        $(31,580,621)
  Adjustments to reconcile net loss to net
    cash used in operating activities ---
       Depreciation and amortization                                      82,824                 --                698,050
       Loss on sale of property and equipment                               --                   --                209,232
       Writedown of property and equipment to
         net realizable value                                               --                   --              1,386,216
       Amortization of deferred compensation                              17,911                 --                291,012
       Changes in assets and liabilities ---
         Interest and other receivables                                   (6,100)              34,720              (27,953)
         Prepaid expenses and deposits                                    (8,320)              95,801              (53,343)
         Accounts payable                                                (52,137)             (28,077)               2,619
         Accrued expenses                                               (192,103)            (127,334)             586,892
                                                                    ------------         ------------         ------------
           Net cash used in operating activities                      (1,878,196)            (538,450)         (28,487,896)
                                                                    ------------         ------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment                                     (8,892)                --             (1,913,963)
  Proceeds from sale of property and equipment                              --                  3,985              214,929
  Purchases of short-term investments                                       --               (987,800)         (30,941,074)
  Proceeds from sale of short-term investments                         2,944,317            1,946,893           29,553,274
  Decrease in other assets                                                  --                   --                   --
                                                                    ------------         ------------         ------------
           Net cash (used in) provided by
             investing activities                                      2,935,425              963,078           (3,086,834)
                                                                    ------------         ------------         ------------

Cash flows from financing activities:
  Payments on capital lease obligations                                   (9,912)             (13,793)             (71,687)
  Net proceeds from sale of preferred stock                                 --                   --             14,459,348
  Net proceeds from sale of common stock                                    --                   --             20,789,771
  Net proceeds from exercise of stock options                             50,772                  475               69,698
  Net proceeds from employee stock purchase plan                            --                   --                 44,120
  Repurchase of common stock                                                --                   --                   (226)
                                                                    ------------         ------------         ------------
           Net cash provided by financing activities                      40,860              (13,318)          35,291,024
                                                                    ------------         ------------         ------------
Net (decrease) increase  in cash and cash equivalents                  1,098,089              411,310            3,716,294

Cash and cash equivalents, beginning of period                         3,144,691            3,304,984                 --
                                                                    ------------         ------------         ------------
Cash and cash equivalents, end of period                            $  4,242,780         $  3,716,294         $  3,716,294
                                                                    ============         ============         ============
Cash paid for interest                                              $     13,942         $     16,610         $     80,450
                                                                    ============         ============         ============
Supplemental disclosures of noncash transactions:

  Leasehold improvements under capital lease                                --                   --                600,000
  Equipment acquired (disposed of) under capital lease                      --                   --                   --
                                                                    ------------         ------------         ------------
                                                                    $       --           $       --           $    600,000
                                                                    ============         ============         ============


The accompanying notes are an integral part of these financial statements.

Form 10-Q

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The Company believes, however, that the disclosures made are adequate to ensure that the information presented is not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K report for the year ended December 31, 1995.

     This financial information includes all adjustments (consisting solely of normal, recurring adjustments) which the Company considers necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year.

(2)  Summary of Significant Accounting Policies

     The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in these notes to financial statements.

     (a) Depreciation and Amortization

         The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives ranging from three to seven years. Amortization of capital lease expenditures and leasehold improvements is charged in amounts estimated to allocate the cost of the asset over the life of the original lease.

         As part of the restructuring announced August 30, 1995, the Company wrote down its fixed assets to net realizable value. Leasehold improvements have been written down to zero, as the Company is currently seeking to sublease its facility and does not expect to recover any portion of the cost of its leasehold improvements. Substantially all of the fixed assets, other than leasehold improvements, have been sold.

     (b) Research and Development Expenses

         The Company charges research and development expenses to operations as incurred. None were incurred in the three months ended March 31, 1996.

(3)  Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

     (a) Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1995 and March 31, 1996, cash and cash equivalents consisted of money market accounts, commercial paper securities and bank certificates of deposit.

     (b) Short-term Investments

         Short-term investments are securities with original maturities greater than three months but less than one year. During 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly the Company's investments are classified as held to maturity (recorded at cost) and available for sale (recorded at fair market value). As of December 31, 1995 and March 31, 1996, short-term investments consisted of commercial paper and U.S. Treasury Bills with an average maturity of less than six months.

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     (c) Restricted Cash

         The Company had $360,000 restricted cash in connection with its facility lease at both December 31, 1995 and March 31, 1996 (see note
         4).

(4)  Commitments

     (a) Capital and Operating Leases

         The Company conducts its operations in an office facility in North Andover, Massachusetts, and has the right to terminate the lease for this facility by giving thirty days notice, without payment of any fees.

         In July 1994, the Company entered into a ten-year lease agreement for a facility in Wilmington, Massachusetts. The Company is conducting no operations in this facility, but is responsible for its share of operating costs of the facility, including taxes, insurance, maintenance and, subject to certain limitations, repairs. The Company has the right to terminate the lease after five years and payment of a fee of approximately $60,000. In connection with the lease, the Landlord financed $600,000 of leasehold improvements, which the Company has accounted for as a capital lease. The lease is payable in monthly payments of principal and interest of $7,601 through October 31, 2004. If the Company terminates the lease at the end of five years the unpaid balance is due on the lease termination date.

         The Company is actively seeking to obtain one or more sublessees for its facility in Wilmington, Massachusetts, or to terminate the lease by securing one or more replacement lessees. The Company currently anticipates that a lease with one sublessee will be signed on or about May 15, 1996, subject to obtaining written consent to the sublease from the landlord. The Company is currently conducting no operations at the Wilmington facility, but is responsible for its share of operating costs of the facility, including taxes, insurance, maintenance and, subject to certain limitations, repairs.

         The Company is required to have secured letters of credit for a portion of the unpaid capital lease. The cash which secures the letters of credit was classified as restricted cash on the accompanying balance sheets.

         The future minimum lease payments under these leases are as follows:

                                                 Operating        Capital
                                                   Lease           Lease
                                                     $               $

                   1996                            148,451         71,108
                   1997                            193,140         91,207
                   1998                            191,250         91,207
                   1999                            195,500         91,207
                   2000                            216,750         91,207
                Thereafter                         830,875        353,417
                                                ----------     ----------
                                                 1,775,966        789,353
                                                ----------
          Less amount representing interest                       247,198
                                                               ----------
          Present value of minimum lease payments                 542,155

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     (b) Commitments

         On January 31, 1995 the Board of Directors adopted a severance program under which all then current employees would receive three months severance upon termination, under certain circumstances. All severance payable under the program has been paid as of March 31, 1996.

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  (Dollar amounts rounded to nearest thousands)

Since its inception in April 1988, the Company has been engaged in research and development of products for use in ophthalmic surgery and age-related diseases of the eye.

On August 9, 1995, the Company announced that its preliminary analysis of Phase III clinical trials of its lead product candidate, XARANO(TM), indicated that the trials did not support continuation of the XARANO development program. Separately, the Company also announced positive results of its Phase I/II trial of a compound to reduce surgical miosis, a problem associated with cataract surgery. On August 30, 1995, the Company announced a restructuring with a workforce reduction designed to substantially reduce Telor's rate of cash use for operations. The Company also announced its intention to find and evaluate business opportunities, potentially including identifying a merger candidate, seeking corporate partners to support the clinical program for surgical miosis, or exploring a new business direction. The Company also terminated its research and development activity.

On December 7, 1995, the Company announced the signing of a letter of intent to merge with Occupational Health + Rehabilitation Inc ("OH+R") (the "Merger"). Subsequently, on February 23, 1996, the Company announced the signing of an Agreement and Plan of Merger with OH+R. A stockholders meeting to approve the Merger has been called for June 5, 1996. Also, the Company is continuing to seek a corporate partner to support the clinical program for the development of EY-128 for the treatment of surgical miosis.

The Company is actively seeking to obtain one or more sublessees for its facility in Wilmington, Massachusetts, or to terminate the lease by securing one or more replacement lessees. The Company currently anticipates that a lease with one sublessee will be signed on or about May 15, 1996, subject to obtaining written consent to the sublease from the landlord. The Company is currently conducting no operations at the Wilmington facility, but is responsible for its share of operating costs of the facility, including taxes, insurance, maintenance and, subject to certain limitations, repairs.

At March 31, 1996, the Company retained no full-time employees. Certain former full-time employees and the Company's Acting Chief Executive Officer continue to serve the Company on a consulting basis.

The Company has not derived revenues from the sale of any products and does not expect to derive revenues from the sale of any products in the absence of the Merger or a similar transaction, or sale of rights to the clinical program for surgical miosis. As of March 31, 1996, the Company's accumulated deficit was $31,581,000.

Results of Operations

The loss during the first quarter of 1996 was $514,000, compared to a loss of $1,720,000 for the same period in 1995. The termination of research and development operations in August, 1995, the restructuring initiated in the same month, and the termination of all full time employees by February 29, 1996, caused the substantial decline in expenses.

There were no research and development expenses in the first quarter of 1996, compared to $1,458,000 for the same period in 1995. Expenses in the first quarter of 1995 were chiefly for the XARANO Phase III clinical trials. The Company terminated its research and development activities in August 1995.

General and administrative expenses were $577,000 in the first quarter of 1996 compared to $405,000 in the same period in 1995. During 1995, certain expenses such as those associated with the Company's Wilmington, Massachusetts facility were allocated in part to the research and development activities being conducted at that time. In 1996, all expenses were general and administrative. General and administrative expenses for the first quarter of 1996 consisted primarily of consulting fees, principally legal fees, and expenses associated with the Company's Wilmington facility.

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

Net interest income was $63,000 in the first quarter of 1996 compared to $143,000 for the first quarter of 1995. Lower average cash and short-term investment balances caused this decline. In the absence of revenues or other sources of funds, future levels of net interest income will continue to decline month by month as cash is utilized.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash, cash equivalents and short-term investments of $4,744,000, a decrease of $548,000 from $5,292,000 at December 31, 1995. Working capital was $4,192,000 at March 31, 1996 compared to $4,716,000 at December 31, 1995, a decrease of $524,000. These decreases were due to the utilization of cash for the Company's operations during the first three months of 1996. The Company has financed its operations to date from its initial public offering receipts in May and June of 1993, prior private placements of equity securities and convertible debt securities, and investment income. From inception through March 31, 1996, the Company's paid-in capital amounted to approximately $35,653,000, consisting primarily of proceeds from these financing sources.

There were no capital expenditures for the quarter ended March 31, 1996, compared to $9,000 for the first quarter of 1995.

The Company has terminated the majority of consulting and research agreements it had with third parties. Remaining obligations have been accrued as of March 31, 1996.

Substantial additional funds may be required to support continuing operations subsequent to completion of the Merger with OH+R. The availability of funds to support the surviving corporation's operations thereafter cannot be predicted. The surviving corporation may choose to continue seeking additional funds through collaborative arrangements or joint ventures or from other sources, including, as market conditions permit, equity or debt financing. It may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. There can be no assurance that such funds will be available on favorable terms, if at all. Failure to obtain such funds in the future may require the Surviving Corporation to delay its plans to expand or to scale back or eliminate some or all of its future operations.

In the absence of the Merger, the Company's capital resources and interest earned on invested capital will be sufficient to fund operations throughout 1996 and an evaluation of other alternatives.

Certain of the statements set forth above regarding the Company's plans, including regarding the proposed merger with OH+R and seeking a corporate partner for EY-128, are forward looking and based upon current expectations and plans. Such statements are subject to certain risks and uncertainties, among them market, regulatory and competitive conditions, which could cause actual events to differ materially from those projected. Many important factors affect the Company's ability to achieve the stated outcomes, including with respect to the Merger and the timing thereof, the satisfaction of the closing conditions and timing thereof.

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

Part II - Other Information:

Item 1.    Legal Proceedings
                None

Item 2.    Changes in Securities
                None

Item 3.    Defaults upon Senior Securities
                None

Item 4.    Submission of Matters to a Vote of Security Holders
                None

Item 5.    Other Information
                None

Item 6. Exhibits and Reports on Form 8-K (a)Exhibits furnished as Exhibits hereto:

              The following documents are filed as Exhibits hereto:
     3.1        --Restated Certificate of Incorporation of the Registrant
     3.2        --By-Laws of the Registrant
     4.1        --Article 4 of the Registrant's Restated Certificate of Incorporation
     4.2        --Form of Common Stock Certificate
     4.3        --Restated By-Laws of the Registrant
    10.1        --License Agreement between the Registrant and The Bowman Gray School of Medicine of Wake Forest University, dated July 13, 1992
    10.2        --Termination of License Agreement between the Registrant and The Bowman Gray School of Medicine of Wake Forest University, dated January 20, 1995
    10.3        --License Agreement between the Registrant and Massachusetts
                  Eye and Ear Infirmary, dated December 20, 1989, as amended by letter agreement, dated March 12, 1993
    10.4        --License Agreement between the Registrant and the University of Alicante, Spain, dated
                  January 1, 1994
    10.5        --Research Agreement between the Registrant and the University of Alicante, Spain, dated
                  January 1, 1994
    10.6        --Extension to Research Agreement between the Registrant and the University of Alicante
                  Spain, dated December 14, 1994
    10.7        --Commercial Lease Agreement between the Registrant and
                  Cummings Properties Management, dated December 21, 1990, as amended February 5, 1991 and February 28, 1992
    10.8        --Commercial Lease Agreement between the Registrant and Cummings Properties
                  Management, dated June 1, 1993
    10.9        --Amendment to Commercial Lease Agreement between the Registrant and
                  Cummings Properties Management, dated November 9, 1993
    10.10       --Commercial Lease Agreement between the Registrant and WRC Properties, dated July 12, 1994
    10.11       --Telor Ophthalmic Pharmaceuticals, Inc. 1988 Stock Plan, as amended ++
    10.12       --Telor Ophthalmic Pharmaceuticals, Inc. 1993 Stock Plan, as amended ++
    10.13       --Telor Ophthalmic Pharmaceuticals, Inc. Employee Stock Purchase Plan ++

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

    10.14       --Series C Convertible Preferred Stock Purchase Agreement
                  among the Registrant and certain purchasers and certain prior investors, dated April 27, 1992
    10.15       --Amendment to Series C Convertible Preferred Stock Purchase
                  Agreement and Waiver among the Registrant and certain
                  purchasers and certain prior investors, dated March 5, 1993
    10.16       --First Amended and Restated Voting Agreement, among the Registrant, Stephen J. Riggi and Arthur H. Neufeld, and certain investors, dated April 27, 1992
    10.17       --Consent to Termination of First Amended and Restated Voting Agreement,
                  dated March 25, 1993
    10.18       --Registration Rights Agreement between the Registrant and certain investors, dated November 16, 1988, as amended
                  February 5, 1990, June 22, 1990 and October 31, 1990
    10.19       --Amendment No. 4 to Registration Rights Agreement between the Registrant and certain investors, dated April 27, 1992
    10.20       --Registration Rights Agreement among the Registrant and Stephen J. Riggi and
                  Arthur H. Neufeld, dated October 31, 1990, as amended April 27, 1992
    10.21       --Stock Restriction Agreement among the Registrant, Arthur H. Neufeld and certain investors, dated November 16, 1988, as amended December 5, 1989,
                  October 31, 1990 and April 27, 1992
    10.22       --Amendment No. 4 to Stock Restriction Agreement among the Registrant,
                  Arthur H. Neufeld and certain investors, dated March 5, 1993
    10.23       --Amendment to Stock Option Agreements between the Registrant and Arthur H. Neufeld, dated May 9, 1995
    10.24       --Registrar, Transfer Agency and Service Agreement for Corporate Equity Issues
                  between the Registrant and State Street Bank and Trust Company, dated May 18, 1993
    10.25       --Consulting Agreement between the Registrant and John K. Herdklotz dated November 14, 1994 ++
    10.26       --Extension to Consulting Agreement between the Registrant and John K. Herdklotz dated June 30, 1995 ++
    10.27       --Employment Agreement between the Registrant and Arthur H. Neufeld, dated
                  October 26, 1992 ++
    10.28       --Employment Agreement between the Registrant and Michael R.N. Thomas, dated
                  May 6, 1991 ++
    10.29       --Employment Agreement between the Registrant and Frederick H. Garber, dated
                  June 5, 1992 ++
    10.30       --Employment Agreement between the Registrant and Bobby R. Owen, dated
                  March 8, 1994 ++
    10.31       --Executive Employment Severance Agreement between the Registrant and Stephen
                  J. Riggi, dated February 27, 1995 ++
    10.32       --Executive Employment Severance Agreement between the Registrant and Arthur
                  H. Neufeld dated October 17, 1995
    10.33       --Employee Non-Disclosure and Developments Agreement between the Registrant and
                  Stephen J. Riggi, dated November 21, 1989 ++
    10.34       --Consultant Non-Disclosure and Developments Agreement between the Registrant and Arthur H. Neufeld, dated November 16, 1988 ++
    10.35       --Employee Non-Disclosure and Developments Agreement between the Registrant and Michael R.N. Thomas, dated May 6, 1991 ++
    10.36       --Employee Non-Disclosure and Developments Agreement between the Registrant and Frederick H. Garber, dated June 5, 1992 ++
    10.37       --Employee Non-Disclosure and Developments Agreement between the Registrant and Bobby R. Owen, dated March 8, 1994 ++
    10.38       --Consultant Non-Disclosure Agreement between the Registrant and
                  John K. Herdklotz, dated November 14, 1994 ++

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

    10.39       --Disability Income Policy between Stephen J. Riggi and New England Mutual Life
                  Insurance Company, issued January 3, 1991 ++
    10.40       --Disability Income Policy between Arthur H. Neufeld and New England Mutual
                  Life Insurance Company, issued February 1, 1992 ++
    10.41       --Disability Income Policy between Michael R.N. Thomas and New England Mutual
                  Life Insurance Company, issued August 1, 1991 ++
    10.42       --Disability Income Policy between Frederick H. Garber and New England Mutual
                  Life Insurance Company, issued August 14, 1992 ++
    10.43       --Disability Income Policy between Walter P. Rahn II and New England Mutual
                  Life Insurance Company, issued September 9, 1992 ++
    10.44       --Employee Non-Competition Agreement between the Registrant and Stephen J. Riggi, Ph.D., dated November 21, 1989 ++
    10.45       --Employee Non-Competition Agreement between the Registrant and Arthur H. Neufeld, Ph.D., dated November 16, 1988 ++
    10.46       --Employee Non-Competition Agreement between the Registrant and Michael R.N. Thomas, dated May 6, 1991 ++
    10.47       --Employee Non-Competition Agreement between the Registrant and Frederick H. Garber, dated June 5, 1992 ++
    10.48       --Employee Non-Competition Agreement between the Registrant and Walter P. Rahn II, dated May 29, 1992 ++
    10.49       --Employee Non-Competition Agreement between the Registrant and Bobby R. Owen, dated March 8, 1994 ++
    10.50       -- Agreement and Plan of Merger between Telor Ophthalmic Pharmaceuticals, Inc. and
                  Occupational Health + Rehabilitation Inc
    11          --Statement Regarding: Computation of Net Loss per Common and Common Equivalent
                  Share
    27.1        --Financial Data Schedule

         ++   The symbol "++" after an exhibit description indicates that the exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 14(c).

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TELOR OPHTHALMIC PHARMACEUTICALS, INC.

Date:    May 14, 1996               /s/ John K. Herdklotz
                                    -----------------------------------------
                                    John K. Herdklotz Ph.D.
                                    Chairman of the Board
                                    Acting Chief Executive Officer and President
                                    (principal executive officer), Director


Date:    May 14, 1996               /s/ Mark J. Gabrielson
                                    -----------------------------------------
                                    Mark J. Gabrielson
                                    Acting Chief Financial Officer, Treasurer,
                                    (principal financial officer) and Director

FORM 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                                  EXHIBIT INDEX

Exhibit No.                                              Description                                                   Page
- -----------                                              -----------                                                   ----
     3.1        --Restated Certificate of Incorporation of the Registrant* (a) (filed as Exhibit 3)
     3.2        --By-Laws of the Registrant* (a) (filed as Exhibit 4)
     4.1        --Article 4 of the Registrant's Restated Certificate of Incorporation* (a)
                  (see Article 4 of document filed as Exhibit (3))
     4.2        --Form of Common Stock Certificate* (b) (filed as Exhibit 4.2)
     4.3        --Restated By-Laws of the Registrant *  (a)  (filed as Exhibit  (4))
    10.1        --License Agreement between the Registrant and The Bowman Gray
                  School of Medicine of Wake Forest University, dated July 13,
                  1992* (b) (filed as Exhibit 10.1)++
    10.2        --Termination of License Agreement between the Registrant and
                  The Bowman Gray School of Medicine of Wake Forest University,
                  dated January 20, 1995 (k) filed as Exhibit 10.2
    10.3        --License Agreement between the Registrant and Massachusetts
                  Eye and Ear Infirmary, dated December 20, 1989, as amended by letter agreement, dated March 12, 1993* (b) (filed as Exhibit
                  10.2)++
    10.4        --License Agreement between the Registrant and the University of Alicante, Spain, dated
                  January 1, 1994* (g) (filed as Exhibit 10.3)++
    10.5        --Research Agreement between the Registrant and the University of Alicante, Spain, dated
                  January 1, 1994* (g) (filed as Exhibit 10.4)++
    10.6        --Extension to Research Agreement between the Registrant and the University of Alicante Spain, dated December 14, 1994* (j) (filed as Exhibit 10.5)
    10.7        --Commercial Lease Agreement between the Registrant and
                  Cummings Properties Management, dated December 21, 1990, as amended February 5, 1991 and February 28, 1992* (b) (filed as
                  Exhibit 10.3)
    10.8        --Commercial Lease Agreement between the Registrant and Cummings Properties
                  Management, dated June 1, 1993* (e) (filed as Exhibit 10.4)
    10.9        --Amendment to Commercial Lease Agreement between the
                  Registrant and Cummings Properties Management, dated November
                  9, 1993* (g) (filed as Exhibit 10.6b)
    10.10       --Commercial Lease Agreement between the Registrant and WRC Properties, dated July 12, 1994 * (i) (filed as Exhibit 10.7)
    10.11       --Telor Ophthalmic Pharmaceuticals, Inc. 1988 Stock Plan, as amended * (f)
                  (filed as Exhibit 10.1)
    10.12       --Telor Ophthalmic Pharmaceuticals, Inc. 1993 Stock Plan, as amended* (l)
                  (filed as Exhibit 10.12)
    10.13       --Telor Ophthalmic Pharmaceuticals, Inc. Employee Stock Purchase Plan* (b)
                  (filed as Exhibit 10.6)
    10.14       --Series C Convertible Preferred Stock Purchase Agreement
                  among the Registrant and certain purchasers and certain prior investors, dated April 27, 1992* (b) (filed as Exhibit 10.7)
    10.15       --Amendment to Series C Convertible Preferred Stock Purchase
                  Agreement and Waiver among the Registrant and certain
                  purchasers and certain prior investors, dated March 5, 1993*
                  (d) (filed as Exhibit 10.7(a))
    10.16       --First Amended and Restated Voting Agreement, among the Registrant,
                  Stephen J. Riggi and Arthur H. Neufeld, and certain investors, dated
                  April 27, 1992* (b) (filed as Exhibit 10.8)
    10.17       --Consent to Termination of First Amended and Restated Voting Agreement,
                  dated March 25, 1993* (d) (filed as Exhibit 10.8(a))
    10.18       --Registration Rights Agreement between the Registrant and certain investors, dated November 16, 1988, as amended
                  February 5, 1990, June 22, 1990 and October 31, 1990* (b)
                  (filed as Exhibit 10.9)
    10.19       --Amendment No. 4 to Registration Rights Agreement between the Registrant and certain investors, dated April 27, 1992* (d) (filed as Exhibit 10.9(a))

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                                  EXHIBIT INDEX

Exhibit No.                                              Description                                                   Page
- -----------                                              -----------                                                   ----
    10.20       --Registration Rights Agreement among the Registrant and Stephen J. Riggi and
                  Arthur H. Neufeld, dated October 31, 1990, as amended April 27, 1992* (b)
                  (filed as Exhibit 10.10)
    10.21       --Stock Restriction Agreement among the Registrant, Arthur H. Neufeld and certain investors, dated November 16, 1988, as amended December 5, 1989,
                  October 31, 1990 and April 27, 1992* (b) (filed as Exhibit 10.11)
    10.22       --Amendment No. 4 to Stock Restriction Agreement among the Registrant,
                  Arthur H. Neufeld and certain investors, dated March 5, 1993* (d) (filed as Exhibit 10.11(a))
    10.23       --Amendment to Stock Option Agreements between the Registrant and Arthur H. Neufeld, dated May 9, 1995* (l) (filed as Exhibit 10.23)
    10.24       --Registrar, Transfer Agency and Service Agreement for Corporate Equity Issues
                  between the Registrant and State Street Bank and Trust Company, dated May 18, 1993*
                  (e) (filed as Exhibit 10.17)
    10.25       --Consulting Agreement between the Registrant and John K. Herdklotz dated November 14, 1994* (j) (filed as Exhibit 10.23)
    10.26       --Extension to Consulting Agreement between the Registrant and John K. Herdklotz dated June 30, 1995* (l) (filed as Exhibit 10.26)
    10.27       --Employment Agreement between the Registrant and Arthur H. Neufeld, dated
                  October 26, 1992* (b) (filed as Exhibit 10.14)
    10.28       --Employment Agreement between the Registrant and Michael R.N. Thomas, dated
                  May 6, 1991* (b) (filed as Exhibit 10.15)
    10.29       --Employment Agreement between the Registrant and Frederick H. Garber, dated
                  June 5, 1992* (b) (filed as Exhibit 10.16)
    10.30       --Employment Agreement between the Registrant and Bobby R. Owen, dated
                  March 8, 1994* (h) (filed as Exhibit 10.24)
    10.31       --Executive Employment Severance Agreement between the Registrant and Stephen
                  J. Riggi, dated February 27, 1995* (j) (filed as Exhibit 10.28)
    10.32       --Executive Employment Severance Agreement between the Registrant and Arthur
                  H. Neufeld dated October 17, 1995 (m) (files as Exhibit 10.32)
    10.33       --Employee Non-Disclosure and Developments Agreement between the Registrant and
                  Stephen J. Riggi, dated November 21, 1989* (b) (filed as Exhibit 10.18)
    10.34       --Consultant Non-Disclosure and Developments Agreement between the Registrant and Arthur H. Neufeld, dated November 16, 1988* (b) (filed as Exhibit 10.19)
    10.35       --Employee Non-Disclosure and Developments Agreement between the Registrant and Michael R.N. Thomas, dated May 6, 1991* (b) (filed as Exhibit 10.20)
    10.36       --Employee Non-Disclosure and Developments Agreement between the Registrant and Frederick H. Garber, dated June 5, 1992* (b) (filed as Exhibit 10.21)
    10.37       --Employee Non-Disclosure and Developments Agreement between the Registrant and Bobby R. Owen, dated March 8, 1994* (h) (filed as Exhibit 10.29)
    10.38       --Consultant Non-Disclosure Agreement between the Registrant and
                  John K. Herdklotz, dated November 14, 1994* (l) (filed as Exhibit 10.37)
    10.39       --Disability Income Policy between Stephen J. Riggi and New England Mutual Life
                  Insurance Company, issued January 3, 1991* (b) (filed as Exhibit 10.24)
    10.40       --Disability Income Policy between Arthur H. Neufeld and New England Mutual
                  Life Insurance Company, issued February 1, 1992* (b) (filed as Exhibit 10.25)
    10.41       --Disability Income Policy between Michael R.N. Thomas and New England Mutual
                  Life Insurance Company, issued August 1, 1991* (b) (filed as Exhibit 10.26)
    10.42       --Disability Income Policy between Frederick H. Garber and New England Mutual
                  Life Insurance Company, issued August 14, 1992* (b) (filed as Exhibit 10.27)
    10.43       --Disability Income Policy between Walter P. Rahn II and New England Mutual
                  Life Insurance Company, issued September 9, 1992* (b) (filed as Exhibit 10.29)

Form 10-Q


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                                  EXHIBIT INDEX

Exhibit No.                                              Description                                                   Page
- -----------                                              -----------                                                   ----
    10.44       --Employee Non-Competition Agreement between the Registrant and Stephen J. Riggi, Ph.D., dated November 21, 1989* (d) (filed as Exhibit 10.30)
    10.45       --Employee Non-Competition Agreement between the Registrant and Arthur H. Neufeld, Ph.D., dated November 16, 1988* (d) (filed as Exhibit 10.31)
    10.46       --Employee Non-Competition Agreement between the Registrant and Michael R.N. Thomas, dated May 6, 1991* (d) (filed as Exhibit 10.32)
    10.47       --Employee Non-Competition Agreement between the Registrant and Frederick H. Garber, dated June 5, 1992* (d) (filed as Exhibit 10.33)
    10.48       --Employee Non-Competition Agreement between the Registrant and Walter P. Rahn II, dated May 29, 1992* (d) (filed as Exhibit 10.35)
    10.49       --Employee Non-Competition Agreement between the Registrant and Bobby R. Owen, dated March 8, 1994* (h) (filed as Exhibit 10.40)
    10.50       --Agreement and Plan of Merger between Telor Ophthalmic Pharmaceuticals, Inc. and
                  Occupational Health + Rehabilitation Inc* (n) (filed as Exhibit 10.50)
    11          --Statement Regarding: Computation of Net Loss per Common and Common Equivalent Share                   18
    27.1        --Financial Data Schedule                                                                               19

*   All exhibit descriptions followed by an asterisk (*) refer to exhibits previously filed with the Securities and Exchange Commission as exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:
    (a) Registrant's Form 8-A/A, Amendment No. 1 to Registrant's Registration Statement on Form 8-A,
        File No. 0-21428.
    (b) Registrant's Registration Statement on Form S-1, as amended, Registration No. 33-60030.
    (c) Registrant's Report on Form 10-Q for the period ended March 31, 1993, File No. 0-21428.
    (d) Registrant's Report on Form 10-Q for the period ended June 30, 1993, File No. 0-21428.
    (e) Registrant's Report on Form 10-Q for the period ended September 30, 1993, File No. 0-21428.
    (f) Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange
        Commission on November 9, 1993, File No. 33-71462.
    (g) Registrant's Report on Form 10-K/A for the year ended December 31, 1993, File No. 0-21428.
    (h) Registrant's Report on Form 10-Q for the period ended March 31, 1994, File No. 0-21428
    (i) Registrant's Report on Form 10-Q for the period ended June 30, 1994, File No. 0-21428
    (j) Registrant's Report on Form 10-K for the year ended December 31, 1994, File No. 0-21428
    (k) Registrant's Report on Form 10-Q for the period ended March 31, 1995, File No. 01-21428
    (l) Registrant's Report on Form 10-Q for the period ended June 30, 1995, File No. 01-21428
    (m) Registrant's Report on Form 10-Q for the period ended September 30, 1995, File No. 01-21428
    (n) Registrant's Report on Form 10-K for the year ended December 31, 1995, as amended, File No. 01-21428

    Where a document is incorporated by reference from a previous filing, the Exhibit number of that document in that previous filing is indicated in parenthesis after the incorporation by reference code.

++ This symbol following an exhibit description indicates that portions of the document described have been granted confidential treatment by the Securities and Exchange Commission.
