Form 10-K/A
period 1995-12-31
TELOR OPHTHALMIC PHARMACEUTICALS INC
filed 1996-05-28
CIK 887757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 2 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

                         Commission file number: 0-21428

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3464527
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

790 Turnpike Street, Suite 202, North Andover, Massachusetts        01845
      (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (508) 681-1062 Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $.0001 Par Value Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of May 9, 1996, was $2,263,036, based on the last sale price as reported by The Nasdaq Stock Market.

     As of May 9, 1996, the registrant had 786,002 shares of common stock outstanding.

                                                         Page 1 of 29 Pages
                                                    Exhibit Index on Pages 24-27

     This Form 10-K/A Amendment No. 2 on the Form 10-K of Telor Ophthalmic Pharmaceuticals, Inc. (the "Company") filed for the fiscal year ended December 31, 1995, amends and restates in its entirety the information required by Item 8 of Part II and Item 14 of Part IV in accordance with comments from the Securities and Exchange Commission received on April 26, 1996 and May 9, 1996, relating to the Company's Preliminary Proxy Materials and Revised Preliminary Proxy Materials in connection with a Special Meeting of the Stockholders of the Company. In addition, a new Exhibit 23, Consent of Accountants, has been included.

                                     PART II

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) are included in this report in Pages F-1 through F-16.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               Report of Independent Public Accountants        Page F-1

               Balance Sheets at December 31, 1994 and 1995    Page F-2

               Statements of Operations  for the years ended   Page F-3
                    December  31, 1993,  1994,  1995 and the
                    period from April 19, 1988 (inception) through December 31, 1995

               Statement of  Stockholders'  Equity (Deficit)   Pages F-4 to F-5
                    for  the  period  from  April  19,  1988
                    (inception) through December 31, 1995

               Statements of Cash Flows for the years  ended   Page F-6
                    December  31, 1993,  1994 and 1995,  and
                    the   period   from   April   19,   1988
                    (inception) through December 31, 1995

               Notes to Financial Statements                   Pages F-7 to F-16


          (2)  Exhibits:

               The following documents are filed as Exhibits hereto:

               3.1      --   Restated Certificate of Incorporation of the Registrant
               3.2      --   By-Laws of the Registrant
               4.1      --   Article 4 of the Registrant's Restated Certificate of Incorporation
               4.2      --   Form of Common Stock Certificate
               4.3      --   Restated By-Laws of the Registrant
               10.1     --   License Agreement between the Registrant and The Bowman Gray
                             School of Medicine of Wake Forest University, dated July 13, 1992
               10.2     --   Termination of License Agreement between the Registrant and The

                             Bowman Gray School of Medicine of Wake Forest University, dated
                             January 20, 1995

               10.3     --   License Agreement between the Registrant and Massachusetts Eye and
                             Ear Infirmary, dated December 20, 1989, as amended by letter agreement, dated March 12, 1993
               10.4     --   License Agreement between the Registrant and the University of
                             Alicante, Spain, dated January 1, 1994


               10.5     --   Research Agreement between the Registrant and the University of
                             Alicante, Spain, dated January 1, 1994
               10.6     --   Extension to Research Agreement between the Registrant and the
                             University of Alicante, Spain, dated December 14, 1994
               10.7     --   Commercial Lease Agreement between the Registrant and Cummings
                             Properties Management, dated December 21, 1990, as amended
                             February 5, 1991 and February 28, 1992
               10.8     --   Commercial Lease Agreement between the Registrant and Cummings
                             Properties Management, dated June 1, 1993
               10.9     --   Amendment to Commercial Lease Agreement between the Registrant and Cummings Properties Management, dated November 9, 1993
               10.10    --   Commercial Lease Agreement between the Registrant and WRC
                             Properties, dated July 12, 1994
               10.11    --   Telor Ophthalmic Pharmaceuticals, Inc. 1988 Stock Plan, as amended++
               10.12    --   Telor Ophthalmic Pharmaceuticals, Inc. 1993 Stock Plan, as amended++
               10.13    --   Telor Ophthalmic Pharmaceuticals, Inc. Employee Stock Purchase
                             Plan++
               10.14    --   Series C Convertible Preferred Stock Purchase Agreement among the
                             Registrant and certain purchasers and certain prior investors, dated
                             April 27, 1992
               10.15    --   Amendment to Series C Convertible Preferred Stock Purchase
                             Agreement and Waiver among the Registrant and certain purchasers and certain prior investors, dated March 5, 1993
               10.16    --   First Amended and Restate Voting Agreement, among the Registrant,
                             Stephen J. Riggi and Arthur H. Neufeld, and certain investors, dated
                             April 27, 1992
               10.17    --   Consent to Termination of First Amended and Restated Voting
                             Agreement, dated March 25, 1993
               10.18    --   Registration Rights Agreement between the Registrant and certain investors, dated November 16, 1988, as amended February 5, 1990,
                             June 22, 1990 and October 31, 1990
               10.19    --   Amendment No. 4 to Registration Rights Agreement between the
                             Registrant and certain investors, dated April 27, 1992
               10.20    --   Registration Rights Agreement among the Registrant and Stephen J.
                             Riggi and Arthur H. Neufeld, dated October 31, 1990, as amended
                             April 27, 1992
               10.21    --   Stock Restriction Agreement among the Registrant, Arthur H. Neufeld and certain investors, dated November 16, 1988, as amended
                             December 5, 1989, October 31, 1990 and April 27, 1992
               10.22    --   Amendment No. 4 to Stock Restriction Agreement among the
                             Registrant, Arthur H. Neufeld and certain investors, dated March 5,
                             1993
               10.23    --   Amendment to Stock Option Agreements between the Registrant and
                             Arthur H.Neufeld, dated May 9, 1995
               10.24    --   Registrar, Transfer Agency and Service Agreement for Corporate
                             Equity Issues between the Registrant and State Street Bank and Trust
                             Company, dated May 18, 1993
               10.25    --   Consulting Agreement between the Registrant and John K. Herdklotz dated November 14, 1994++
               10.26    --   Extension to Consulting Agreement between the Registrant and John K.
                             Herdklotz dated June 30, 1995++
               10.27    --   Employment Agreement between the Registrant and Arthur H. Neufeld, dated October 26, 1992++
               10.28    --   Employment Agreement between the Registrant and Michael R.N.
                             Thomas, dated May 6, 1991++


               10.29    --   Employment Agreement between the Registrant and Frederick H.
                             Garber, dated June 5, 1992++
               10.30    --   Employment Agreement between the Registrant and Bobby R. Owen, dated March 8, 1994++
               10.31    --   Executive Employment Severance Agreement between the Registrant and Stephen J. Riggi, dated February 27, 1995++

               10.32    --   Executive Employment Severance Agreement between the Registrant and Arthur H. Neufeld, dated October 17, 1995

               10.33    --   Employee Non-Disclosure and Developments Agreement between the
                             Registrant and Stephen J. Riggi, dated November 21, 1989++

               10.34    --   Consultant Non-Disclosure and Developments Agreement between the
                             Registrant and Arthur H. Neufeld, dated November 16, 1988++

               10.35    --   Employee Non-Disclosure and Developments Agreement between the
                             Registrant and Michael R.N. Thomas, dated May 6, 1991++

               10.36    --   Employee Non-Disclosure and Developments Agreement between the
                             Registrant and Frederick H. Garber, dated June 5, 1992++

               10.37    --   Employee Non-Disclosure and Developments Agreement between the
                             Registrant and Bobby R. Owen, dated March 8, 1994++

               10.38    --   Consultant Non-Disclosure Agreement between the Registrant and
                             John K. Herdklotz, dated November 14, 1994++

               10.39    --   Disability Income Policy between Stephen J. Riggi and New England
                             Mutual Life Insurance Company, issued January 3, 1991++

               10.40    --   Disability Income Policy between Arthur H. Neufeld and New England
                             Mutual Life Insurance Company, issued February 1, 1992++

               10.41    --   Disability Income Policy between Michael R.N. Thomas and New
                             England Mutual Life Insurance Company, issued August 1, 1991++

               10.42    --   Disability Income Policy between Frederick H. Garber and New
                             England Mutual Life Insurance Company, issued August 14, 1992++

               10.43    --   Disability Income Policy between Walter P. Rahn II and New England
                             Mutual Life Insurance Company, issued September 9, 1992++

               10.44    --   Employee Non-Competition Agreement between the Registrant and
                             Stephen J. Riggi, Ph.D., dated November 21, 1989++

               10.45    --   Employee Non-Competition Agreement between the Registrant and
                             Arthur H. Neufeld, Ph.D., dated November 16, 1988++

               10.46    --   Employee Non-Competition Agreement between the Registrant and
                             Michael R.N. Thomas, dated May 6, 1991++

               10.47    --   Employee Non-Competition Agreement between the Registrant and
                             Frederick H. Garber, dated June 5, 1992++

               10.48    --   Employee Non-Competition Agreement between the Registrant and
                             Walter P. Rahn II, dated May 29, 1992++

               10.49    --   Employee Non-Competition Agreement between the Registrant and
                             Bobby R. Owen, dated March 8, 1994++

               10.50    --   Agreement and Plan of Merger between Telor Ophthalmic
                             Pharmaceuticals, Inc. and Occupational Health + Rehabilitation Inc

               11       --   Statement Regarding:  Computation of Net Loss per Common and
                             Common Equivalent Share

               23       --   Consent of Independent Public Accountants

               27       --   Financial Data Schedule

      ++ The symbol "++" after an exhibit description indicates that the exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to
               Item 14(c).

               (b)      Reports on Form 8-K:

                        The Company filed a report on Form 8-K on December 7, 1995 regarding its December 7, 1995 press release. That press release announced that the Company had entered into a letter of intent to merge with Occupational Health + Rehabilitation Inc, an early-stage company that develops, owns and operates multi-disciplinary, outpatient health care centers for the prevention, treatment and management of work-related injuries and illnesses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Telor Ophthalmic Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Telor Ophthalmic Pharmaceuticals, Inc. (a Delaware corporation in the development stage) as of December 31, 1994 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1993, 1994 and 1995 and for the period from April 19, 1988 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telor Ophthalmic Pharmaceuticals, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1993, 1994, and 1995 and for the period from April 19, 1988 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.



                                                     /s/ Arthur Andersen LLP

                                                     Arthur Andersen LLP

Boston, Massachusetts
January 17, 1996 (except for the matters disclosed in Notes 6 and 9, for which the dates are May 15, 1996 and February 23, 1996, respectively.)

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                         ( A Development Stage Company)

                                                            BALANCE SHEETS
                                                                ASSETS
                                                                                                        December 31,   December 31,
                                                                                                            1994          1995
                                                                                                        ------------   ------------
Current assets:
    Cash and cash equivalents                                                                           $  3,144,691   $  3,304,984
    Short-term investments                                                                                 7,800,486      1,986,893
    Interest  and other receivables                                                                          125,865         62,673
    Prepaid expenses and deposits                                                                            168,143        149,144
                                                                                                        ------------   ------------
           Total current assets                                                                           11,239,185      5,503,694
                                                                                                        ------------   ------------

Property and equipment, at cost:
    Laboratory equipment                                                                                     783,203          3,213
    Computer equipment                                                                                       204,880         64,641
    Furniture and fixtures                                                                                   207,354         72,437
    Leasehold improvements                                                                                   720,505        719,792
    Leasehold improvements under capital lease                                                               600,000        600,000
                                                                                                        ------------   ------------
                                                                                                           2,515,942      1,460,083
    Less --- accumulated depreciation and amortization                                                       477,224      1,436,720
                                                                                                        ------------   ------------
                                                                                                           2,038,718         23,363
                                                                                                        ------------   ------------

Restricted cash                                                                                              400,000        360,000
                                                                                                        ============   ============
                                                                                                        $ 13,677,903   $  5,887,057
                                                                                                        ============   ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                        December 31,   December 31,
                                                                                                            1994           1995
                                                                                                        ------------   ------------
Current liabilities:
    Accounts payable                                                                                    $    139,876         30,696
    Accrued expenses                                                                                         929,068        714,226
    Current maturities of capital lease obligations                                                           41,061         42,884
                                                                                                        ------------   ------------
           Total current liabilities                                                                       1,110,005        787,806
                                                                                                        ------------   ------------
Commitments (Note 6)
Obligations under capital leases, less current maturities                                                    567,822        513,064
Stockholders' equity:
    Common stock, $.001 par value;  Authorized -- 25,000,000 shares;
        Issued and outstanding -- 764,943 shares at December 31, 1994
           and 785,512 at December 31, 1995                                                                      765            786
    Additional paid-in capital                                                                            35,721,665     35,652,462
    Deferred compensation                                                                                   (209,805)          --
    Deficit accumulated during the development stage                                                     (23,512,549)   (31,067,061)
                                                                                                        ------------   ------------
           Total stockholders' equity                                                                     12,000,076      4,586,187
                                                                                                        ============   ============
                                                                                                        $ 13,677,903   $  5,887,057
                                                                                                        ============   ============


   The accompanying notes are and integral part of these financial statements.

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                      April 19, 1988
                                                                                                                       (Inception)
                                                                                                                         Through
                                                                         Year Ended December 31,                       December 31,
                                                            1993                1994                 1995                 1995
====================================================================================================================================
Revenues                                                $      --            $      --            $      --            $       --

Operating expenses:
   Research and development                               5,501,014            7,047,130            3,732,162            21,524,516
   General and administrative                             1,452,416            1,732,386            2,206,071             8,165,742
   Marketing                                                317,884              193,268                 --                 730,879
   Restructuring charges                                       --                609,000            2,000,000             2,609,000
- ------------------------------------------------------------------------------------------------------------------------------------

      Total operating expenses                            7,271,314            9,581,784            7,938,233            33,030,137
- ------------------------------------------------------------------------------------------------------------------------------------

Interest income, net                                        469,963              621,747              383,721             1,963,076
- ------------------------------------------------------------------------------------------------------------------------------------

   Net loss                                             $(6,801,351)         $(8,960,037)         $(7,554,512)         $(31,067,061)
====================================================================================================================================

Net loss per common share                               $    (10.34)         $    (11.74)         $     (9.67)
====================================================================================================================================

Weighted average number of
   common shares outstanding                                657,577              763,349              780,886
====================================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                          Convertible Preferred Stock
                                             --------------------------------------------------------------------------------------
                                                      Series A                      Series B                      Series C
                                             ---------------------------   --------------------------   ---------------------------
                                                Number         $.001          Number         $.001        Number          $.001
                                               of Shares     Par Value      of Shares      Par Value     of Shares      Par Value
                                             ------------   ------------   ------------   -----------   ------------   ------------

INITIAL SALE OF COMMON STOCK                         --     $       --             --     $      --             --     $       --
  Sale of Series A preferred stock,
     net of issuance costs of $12,764           1,875,000          1,875           --            --             --             --
  Net loss                                           --             --             --            --             --             --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, March 31, 1989                         1,875,000          1,875           --            --             --             --
   Sale of common stock                              --             --             --            --             --             --
   Net loss                                          --             --             --            --             --             --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, March 31, 1990                         1,875,000          1,875           --            --             --             --
   Sale of Series B preferred stock,
     net of issuance costs of $156,524               --             --        8,594,568         8,595           --             --
   Sale of common stock                              --             --             --            --             --             --
   Exercise of stock options                         --             --             --            --             --             --
   Repurchase of common stock                        --             --             --            --             --             --
   Net loss                                          --             --             --            --             --             --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, March 31, 1991                         1,875,000          1,875      8,594,568         8,595           --             --
   Exercise of stock options                         --             --             --            --             --             --
   Net loss                                          --             --             --            --             --             --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE,  December 31, 1991                     1,875,000          1,875      8,594,568         8,595           --             --
   Sale of Series C preferred stock,
     net of issuance costs of $78,105                --             --             --            --        8,800,000          8,800
   Exercise of stock options                         --             --             --            --             --             --
   Deferred compensation related to
     stock option grants                             --             --             --            --             --             --
   Amortization of deferred compensation             --             --             --            --             --             --
   Net loss                                          --             --             --            --             --             --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1992                      1,875,000          1,875      8,594,568         8,595      8,800,000          8,800
   Initial Public Offering of common stock,
     net of issuance costs of $2,380,000             --             --             --            --             --             --
   Conversion of Series A, Series B and
      Series C preferred stock to shares of
      common stock                             (1,875,000)        (1,875)    (8,594,568)       (8,595)    (8,800,000)        (8,800)
   Exercise of stock options                         --             --             --            --             --             --
   Termination of stock option grants                --             --             --            --             --             --
   Amortization of deferred compensation             --             --             --            --             --             --
   Net loss                                          --             --             --            --             --             --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1993                           --     $       --             --     $      --             --     $       --


                                                    Common Stock                                         Accumulated      Total
                                             ---------------------------    Additional      Deferred      During the   Stockholders'
                                                Number         $.001         Paid-in         Compen-     Development      Equity
                                               of Shares     Par Value       Capital         sation         Stage        (Deficit)
                                             ------------   ------------   ------------   -----------   ------------   ------------
INITIAL SALE OF COMMON STOCK                       25,000   $         25   $      1,225   $      --     $       --     $      1,250
  Sale of Series A preferred stock,
     net of issuance costs of $12,764                --             --          735,361          --             --          737,236
  Net loss                                           --             --             --            --         (127,509)      (127,509)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, March 31, 1989                            25,000             25        736,586          --         (127,509)       610,977
   Sale of common stock                             2,000              2          4,998          --             --            5,000
   Net loss                                          --             --             --            --         (795,747)      (795,747)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, March 31, 1990                            27,000             27        741,584          --         (923,256)      (179,770)
   Sale of Series B preferred stock,
     net of issuance costs of $156,524               --             --        4,991,622          --             --        5,000,217
   Sale of common stock                            65,408             65        163,456          --             --          163,521
   Exercise of stock options                          400           --            1,000          --             --            1,000
   Repurchase of common stock                      (4,514)            (4)          (222)         --             --             (226)
   Net loss                                          --             --             --            --       (1,132,376)    (1,132,376)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, March 31, 1991                            88,294             88      5,897,440          --       (2,055,632)     3,852,366
   Exercise of stock options                          500              1          1,249          --             --            1,250
   Net loss                                          --             --             --            --       (1,767,931)    (1,767,931)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE,  December 31, 1991                        88,794             89      5,898,689          --       (3,823,563)     2,085,685
   Sale of Series C preferred stock,
     net of issuance costs of $78,105                --             --        8,713,095          --             --        8,721,895
   Exercise of stock options                          570           --            1,425          --             --            1,425
   Deferred compensation related to
     stock option grants                             --             --          512,000      (512,000)          --             --
   Amortization of deferred compensation             --             --             --          55,000           --           55,000
   Net loss                                          --             --             --            --       (3,927,598)    (3,927,598)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1992                         89,364             89     15,125,209      (457,000)    (7,751,161)     6,936,407
   Initial Public Offering of common stock,
     net of issuance costs of $2,380,000          287,500            288     20,619,712          --             --       20,620,000
   Conversion of Series A, Series B and
      Series C preferred stock to shares of
      common stock                                385,391            386         18,884          --             --             --
   Exercise of stock options                          387           --            1,706          --             --            1,706
   Termination of stock option grants                --             --          (34,749)       34,749           --             --
   Amortization of deferred compensation             --             --             --          78,123           --           78,123
   Net loss                                          --             --             --            --       (6,801,351)    (6,801,351)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1993                        762,642   $        763   $ 35,730,762   $  (344,128)  $(14,552,512)  $ 20,834,885




                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       Convertible Preferred Stock
                                             --------------------------------------------------------------------------------------
                                                      Series A                      Series B                      Series C
                                             ---------------------------   --------------------------   ---------------------------
                                                Number         $.001          Number         $.001        Number          $.001
                                               of Shares     Par Value      of Shares      Par Value     of Shares      Par Value
                                             ------------   ------------   ------------   -----------   ------------   ------------

                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1993                           --     $       --             --     $       --            --     $      --
   Exercise of stock options                         --             --             --             --            --            --
   Termination of stock option grants                --             --             --             --            --            --
   Amortization of deferred compensation             --             --             --             --            --            --
   Employee Stock Purchase Plan                      --             --             --             --            --            --
   Net loss                                          --             --             --             --            --            --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1994                           --             --             --             --            --            --
   Exercise of stock options                         --             --             --             --            --            --
   Termination of stock option grants                --             --             --             --            --            --
   Amortization of deferred compensation             --             --             --             --            --            --
   Employee Stock Purchase Plan                      --             --             --             --            --            --
   Cancellation of fractional shares related
      to November 1995 reverse split                 --             --             --             --            --            --
   Net loss                                          --             --             --             --            --            --
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1995                           --     $       --             --     $       --            --     $      --
                                             ============   ============   ============   ===========   ============   ============


                                                    Common Stock                                         Accumulated      Total
                                             ---------------------------    Additional      Deferred      During the   Stockholders'
                                                Number         $.001         Paid-in         Compen-     Development      Equity
                                               of Shares     Par Value       Capital         sation         Stage        (Deficit)
                                             ------------   ------------   ------------   -----------   ------------   ------------

                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1993                        762,642   $        763   $ 35,730,762   $  (344,128)  $(14,552,512)  $ 20,834,885
   Exercise of stock options                          525              1          5,751          --             --            5,752
   Termination of stock option grants                --             --          (48,080)       48,080           --             --
   Amortization of deferred compensation             --             --             --          86,243           --           86,243
   Employee Stock Purchase Plan                     1,776              1         33,232          --             --           33,233
   Net loss                                          --             --             --            --       (8,960,037)    (8,960,037)
                                             ------------   ------------   ------------   -----------   ------------   ------------
BALANCE, December 31, 1994                        764,943            765     35,721,665      (209,805)   (23,512,549)    12,000,076
   Exercise of stock options                       19,498             20         58,070          --             --           58,090
   Termination of stock option grants                --             --         (138,159)      138,159           --             --
   Amortization of deferred compensation             --             --             --          71,646           --           71,646
   Employee Stock Purchase Plan                     1,089              1         10,886          --             --           10,887
   Cancellation of fractional shares related
      to November 1995 reverse split                  (18)          --             --            --             --             --
   Net loss                                          --             --             --            --       (7,554,512)    (7,554,512)
                                             ============   ============   ============   ===========   ============   ============
BALANCE, December 31, 1995                        785,512   $        786   $ 35,652,462   $        --   $(31,067,061)  $  4,586,187
                                             ============   ============   ============   ===========   ============   ============


    The accompanying notes are an integral part of these financial statements

                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   April 19, 1988
                                                                 Year ended       Year ended       Year ended    (Inception) Through
                                                                 December 31,     December 31,    December 31,      December 31
                                                                     1993            1994             1995              1995
                                                                 ------------     -----------     -----------       ------------
Cash flows from operating activities:
  Net loss                                                       $ (6,801,351)    $(8,960,037)    $(7,554,512)      $(31,067,061)
  Adjustments to reconcile net loss to net
    cash used in operating activities ---
      Depreciation and amortization                                   128,981         259,348         220,826            698,050
      Loss on sale of property and equipment                             --              --           209,232            209,232
      Writedown of property and equipment to
        net realizable value                                             --              --         1,386,216          1,386,216
      Amortization of deferred compensation                            78,123          86,243          71,646            291,012
      Changes in assets and liabilities ---
        Interest and other receivables                               (123,525)         (2,340)         63,192            (62,673)
        Prepaid expenses and deposits                                (253,760)        133,881          18,999           (149,144)
        Accounts payable                                              (31,915)        (88,590)       (109,180)            30,696
        Accrued expenses                                              258,192         322,994        (214,842)           714,226
                                                                 ------------     -----------     -----------       ------------
          Net cash used in operating activities                    (6,745,255)     (8,248,501)     (5,908,423)       (27,949,446)
                                                                 ------------     -----------     -----------       ------------


Cash flows from investing activities:
  Purchases of property and equipment                                (244,984)     (1,118,552)        (11,863)        (1,913,963)
  Proceeds from sale of property and equipment                           --              --           210,944            210,944
  Purchases of short-term investments                             (17,061,204)    (10,945,177)     (1,946,893)       (29,953,274)
  Proceeds from sale of short-term investments                      2,000,000      17,805,895       7,800,486         27,606,381
  Decrease in other assets                                             18,800            --              --                 --
                                                                 ------------     -----------     -----------       ------------
          Net cash (used in) provided by
            investing activities                                  (15,287,388)      5,742,166       6,052,674         (4,049,912)
                                                                 ------------     -----------     -----------       ------------


Cash flows from financing activities:
  Payments on capital lease obligations                                  --            (4,959)        (52,935)           (57,894)
  Net proceeds from sale of preferred stock                              --              --              --           14,459,348
  Net proceeds from sale of common stock                           20,620,000            --              --           20,789,771
  Net proceeds from exercise of stock options                           1,706           5,752          58,090             69,223
  Net proceeds from employee stock purchase plan                         --            33,233          10,887             44,120
  Repurchase of common stock                                             --              --              --                 (226)
                                                                 ------------     -----------     -----------       ------------
          Net cash provided by financing activities                20,621,706          34,026          16,042         35,304,342
                                                                 ------------     -----------     -----------       ------------

Net (decrease) increase in cash and cash equivalents               (1,410,937)     (2,472,309)        160,293          3,304,984

Cash and cash equivalents, beginning of period                      7,027,937       5,617,000       3,144,691               --
                                                                 ------------     -----------     -----------       ------------

Cash and cash equivalents, end of period                         $  5,617,000     $ 3,144,691     $ 3,304,984       $  3,304,984
                                                                 ============     ===========     ===========       ============

Cash paid for interest                                           $       --       $     9,503     $    54,337       $    63,840
                                                                 ============     ===========     ===========       ============

Supplement disclosures of noncash transactions:
  Leasehold improvements under capital lease                             --           600,000            --              600,000
  Equipment acquired (disposed of) under capital lease                   --            13,842         (13,842)              --
                                                                 ============     ===========     ===========       ============
                                                                 $       --       $   613,842     $   (13,842)      $   600,000
                                                                 ============     ===========     ===========       ============


   The accompanying notes are an integral part of these financial statements.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
(1)  Operations

     Telor Ophthalmic Pharmaceuticals, Inc. ("Telor" or the "Company") was incorporated on April 19, 1988. The Company obtained its initial financing and commenced operations on November 17, 1988. Since inception, the Company has devoted substantially all of its efforts in research and development of products for use in ophthalmic surgery and age-related diseases of the eye, and towards raising capital.

     On August 9, 1995, Telor announced that its preliminary analysis of Phase III clinical trials of its lead product candidate, XARANO(TM), indicated that the trials did not support continuation of the XARANO development program. Separately, the Company also announced positive results of its Phase I/II trial of a compound to reduce surgical miosis, a problem associated with cataract surgery. On August 30, 1995, the Company announced a restructuring with a workforce reduction designed to substantially reduce Telor's rate of cash use for operations. The Company also announced its intention to find and evaluate business opportunities, potentially including identifying a merger candidate, seeking corporate partners to support the clinical program for surgical miosis, or exploring a new business direction. During the fourth quarter of 1995, the Company substantially curtailed its research and development activities.

     On December 7, 1995, the Company announced it had entered into a letter of intent to merge with Occupational Health + Rehabilitation Inc. Occupational Health + Rehabilitation Inc, an early stage company, develops, owns and operates multi-disciplinary outpatient health care centers for the prevention, treatment and management of work-related injuries and illnesses. On February 23, 1996, the Company announced it had entered into an Agreement and Plan of Merger to merge the two companies.

     Effective November 30, 1995, the Company retained one employee, and both the Acting Chief Executive Officer and certain former employees continue to serve the Company on a consulting basis. Ongoing expenses consist mainly of those associated with the prospective merger, with the Company's leased facility in Wilmington, MA, for which the Company is actively seeking to obtain a sublessee or replacement lessee, and with certain expenses associated with being a public company.

(2)  Summary of Significant Accounting Policies

     The accompanying financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to financial statements. The preparation of the accompanying financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable and long-term debt, approximates their carrying value.

     (a) Depreciation and Amortization

         The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(2)  Summary of Significant Accounting Policies (Continued)

     (a)  Depreciation and Amortization (Continued)

                                                                Estimated
                            Asset Classification                Useful Life
                            --------------------                -----------
                      Laboratory equipment                        7 years
                      Computer equipment                          3 years
                      Furniture and fixtures                      5 years
                      Leasehold improvements                      Life of lease

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

     (b)  Research and Development Expenses

          The Company historically charged research and development expenses to operations as incurred. The Company has curtailed its research and development activities.

     (c)  Income Taxes

          During 1993, the Company adopted the accounting and disclosure rules of Statement of Financial Accounting Standards (SFAS) No.109, Accounting for Income Taxes. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

          At December 31, 1995, the Company had net operating loss carryforwards for financial reporting and tax purposes of approximately $31,067,000 and $30,344,000 respectively, and research and development tax credit carryforwards of approximately $735,000. These carryforwards are available for the reduction of future federal taxable income and income taxes, if any, through 2010. The principal differences between financial reporting and income tax carryforwards are the result of capitalizing research and development expenses for tax purposes. The carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change in ownership of the Company.

          The merger discussed in Note 9 is considered a significant change in ownership, and as a result, substantially all of the Company's net operation loss carryforwards will not be available to offset any future income.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(2)  Summary of Significant Accounting Policies (Continued)

     (c)  Income Taxes (Continued)

          The components of the Company's income tax accounts are approximately as follows:

                                                              December 31, 1995
                                                              -----------------
          Temporary differences                                 $    135,000
          Net operating loss carryforwards                        12,178,000
          Credit carryforwards                                       735,000
                                                                ------------
                                                                  13,048,000
                                                                ------------
          Valuation allowance                                    (13,048,000)
                                                                $       --
                                                                ============

          A valuation allowance has been provided as it is probable that the Company will not realize the deferred tax asset.

     (d)  Net Loss per Common Share

          In connection with the Company's May 1993 initial public offering, 1,926,956 shares of preferred stock were converted into 385,391 shares of common stock (as adjusted for the November 1995 1-for-10 reverse stock split; see note 5a). Net loss per common share is based on the weighted average number of common shares outstanding, giving effect to the conversion of preferred stock as of the issuance date. Pursuant to the requirements of the Securities and Exchange Commission, common and preferred stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of weighted average number of common shares outstanding for the year ended December 31, 1993 computed in accordance with the treasury stock method.

     (e)  Postretirement Benefits

          The Company has no obligations for postretirement benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, since it does not currently offer such benefits.

(3)  Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

     (a)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1994 and 1995, cash and cash equivalents consist of money market accounts and bank certificates of deposit.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(3)  Cash,  Cash  Equivalents,   Short-Term   Investments  and  Restricted  Cash
     (Continued)

     (b)  Short term Investments

          Short term investments are securities with original maturities greater than three months but less than one year. During 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as held to maturity (recorded at amortized cost) and available for sale (recorded at fair market value) as follows:


                                                                   December 31,
                                             --------------------------------------------------------
                                                         1994                           1995
                                             ----------------------------    ------------------------
                                              Amortized                      Amortized
                                                 Cost            Market         Cost         Market
                                             -----------      -----------    -----------   ----------
          Short-term investments:
            Available for sale
              Commercial Paper               $ 2,939,008      $ 2,989,564    $      --     $      --
            Held to maturity
              U.S. Treasury Bills              4,861,478        4,901,024      1,946,893    1,993,494
              Certificates of Deposit               --               --           40,000       40,952
                                             -----------      -----------    -----------   ----------
            Total                            $ 7,800,486      $ 7,890,588    $ 1,986,893   $2,034,446
                                             ===========      ===========    ===========   ==========

          The adoption of this statement did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1994.

     (c)  Restricted Cash

          The Company issued two $200,000 letters of credit in 1994 for a one-year term to the lessor of its facility in Wilmington, MA in connection with its lease of said facility (see note 7), and renewed those letters of credit for a one-year term in June, 1995. Under the terms of the lease, the Company is committed to maintain the letters of credit, but may reduce the amount of each by $20,000 annually, beginning on October 14, 1995. At December 31, 1995, the Company was required to maintain these letters of credit in an amount totaling $360,000.

          The Company has two $200,000 certificates of deposit with the bank that issued said letters of credit in security thereof. At December 31, 1994, the Company reported the two $200,000 certificates of deposit, a total of $400,000, as restricted cash. At December 31, 1995, the Company reported $360,000 of this, the amount securing the required amount of the letters of credit, as restricted cash.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(4)  Accrued Expenses

     Accrued expenses consist of the following:

                                                         December 31,
                                                ---------------------------
                                                   1994             1995
                                                ----------       ----------
     Payroll and payroll related                $   83,696       $      --
     Employee severance                            216,136           80,013
     Restructuring charge (see note 8)             250,000          275,547
     Research and development                       34,100             --
     Professional fees                              94,144          256,601
     Leasehold improvements                        195,736             --
     Other                                          55,256          102,065
                                                ----------       ----------
                                                $  929,068       $  714,226
                                                ==========       ==========

     (5)  Stockholders' Equity

     (a)  Reverse Stock Splits

          During March and April 1993, the Company's Board of Directors and Stockholders, respectively, approved a 1-for-5 reverse stock split of the common stock. During September and November 1995, the Company's Board of Directors and Stockholders, respectively, approved a 1-for-10 reverse stock split of the common stock. Accordingly, all share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect these reverse stock splits.

     (b)  Initial Public Offering

          The Company completed its initial public offering through the sale, on May 18, 1993 and June 10, 1993, of a total of 287,500 shares of common stock at a per share price of $80.00 (as adjusted for the November 1995 1-for-10 reverse stock split; see note 5a). Net proceeds of the offering were $20,620,000 after selling commissions and other expenses. In connection with the initial public offering, all series of preferred stock were automatically converted into 385,391 shares of common stock.

     (c)  Employee Stock Purchase Plan

          During 1993, the Company's Board of Directors and Stockholders approved the Employee Stock Purchase Plan, pursuant to which the Company may issue up to 10,000 shares of common stock to participating employees, as defined. Under this plan, shares of the Company's common stock may be purchased at the end of a six-month period at the lesser of 85% of the fair market value on the date of grant or date of exercise. As of December 31, 1995, 2,865 shares had been issued under this plan, and no employees were participating in the plan.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(5)  Stockholders' Equity (Continued)

     (d)  1988 Stock Plan and 1993 Stock Plan

          Pursuant to the 1988 Stock Plan, the Company may grant incentive stock options, non-qualified stock options and common stock purchase rights. The Company has reserved 48,453 shares of common stock for issuance under this plan (as adjusted for the November, 1995 1-for-10 reverse stock split; see note 5a).

          During 1993, the Company's Board of Directors and Stockholders approved the 1993 Stock Plan pursuant to which the Company may grant incentive and non-qualified options to purchase up to 140,000 shares of the Company's common stock (as adjusted for the November, 1995 1-for-10 reverse stock split; see note 5a)

          The following table summarizes option activity under both plans:

                                                                Number of          Exercise
                                                                  shares            Price
              -------------------------------------------------------------------------------
              Outstanding at December 31, 1992                    46,224       $ 2.50 - 50.00
                     Granted                                      19,115        50.00 - 85.00
                     Exercised                                     (387)         2.50 - 12.50
                     Terminated                                  (2,579)         2.50 - 80.00
              -------------------------------------------------------------------------------

              Outstanding at December 31, 1993                    62,373         2.50 - 85.00
                     Granted                                      25,871        17.50 - 80.00
                     Exercised                                     (525)         2.50 - 12.50
                     Terminated                                 (14,556)         2.50 - 80.00
              -------------------------------------------------------------------------------

              Outstanding at December 31, 1994                    73,163       $ 2.50 - 85.00
                     Granted                                      20,270         8.75 - 15.00
                     Exercised                                  (19,498)             2.50
                     Terminated                                 (26,535)         2.50 - 80.00
              Outstanding at December 31, 1995                    47,400       $ 2.50 - 85.00

              Exercisable at December 31, 1995                    27,923       $ 2.50 - 85.00
              ===============================================================================

          During 1992, the Company recorded deferred compensation of $512,000, which represented the excess of the fair market value per share on the option grant date as estimated for financial reporting purposes, over the exercise price of certain options granted under the 1988 Stock Plan. The Company's Board of Directors granted such stock options at per share exercise prices which it believed to be at or above the fair market value of the underlying common stock at the time of grant. In light of the initial public offering of the Company's common stock, the Company utilized per share market

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(5)  Stockholders' Equity (Continued)

     (d)  1988 Stock Plan and 1993 Stock Plan (Continued)

          prices in excess of such exercise prices in computing deferred compensation for financial reporting purposes. During 1993, 1994 and 1995, the Company reversed $34,749, $48,080 and $138,159, respectively, of the deferred compensation relating to options forfeited by terminated employees, and included compensation expense in the results of operations $78,123, $86,243 and $71,646, respectively, related to the amortization of deferred compensation. At December 31, 1995, all of the deferred compensation had been either amortized or reversed.

          On January 31, 1995, the Company offered all then current employees the opportunity to forfeit certain outstanding options in exchange for new grants of options, exercisable for an equal number of shares, at an exercise price per share of $8.75, equal to the closing stock price on January 31, 1995 (as adjusted for the November, 1995 1-for-10 reverse stock split; see note 5a). Options for 18,926 shares were exchanged. As of January 17, 1996, none of these options had been exercised, and options for 2,609 shares were outstanding, with the balance forfeited by terminated employees. These outstanding options expire on or before November 29, 1996.

(6)  Commitments and Contingencies

     (a)  Capital and Operating Leases

          In July, 1994, the Company entered into a lease agreement that terminates October 31, 2004 for a facility in Wilmington, Massachusetts. The Company has the right to terminate the lease after five years and payment of a fee of approximately $60,000. The Company also has the right to extend the lease for an additional five years, subject to certain conditions.

          In connection with the facility lease, the Landlord has financed $600,000 of leasehold improvements at 9% per annum, which the Company has accounted for as a capital lease. The capital lease is payable in monthly payments of principal and interest of $7,601 through October 31, 2004. If the Company terminates the lease at the end of five years, the unpaid balance is due on the lease termination date. The Company was required to have a total of $400,000 in secured letters of credit at the initiation of the lease and must maintain these letters of credit for the term of the lease, subject to a 10% reduction annually at the Company's option. The cash that secures the required amount of the letters of credit has been classified as restricted cash in the accompanying balance sheet.

          The Company is actively seeking to obtain one or more sublessees for its facility in Wilmington, MA, or to terminate the lease by securing one or more replacement lessees. The Company currently anticipates that a lease with one sublessee will be signed on or about May 15, 1996, subject to obtaining written consent to the sublease from the landlord. The Company is currently conducting no operations at the Wilmington facility, but is responsible for its share of operating costs of the facility, including taxes, insurance, maintenance and, subject to certain limitations, repairs.

          The Company also leases certain office equipment under an operating lease.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(6)  Commitments and Contingencies (Continued)

     (a)  Capital and Operating Leases(Continued)

          The future minimum lease payments under these leases are as follows:

                                                    Operating          Capital
                                                     Lease              Lease
                                                     -----              -----

                               1996                   194,464            91,207
                               1997                   193,140            91,207
                               1998                   191,250            91,207
                               1999                   195,500            91,207
                               2000                   216,750            91,207
                               Thereafter             830,875           353,417
                                                      -------           -------

                                                   $1,821,979         $ 809,452
                                                   ==========

          Less amount representing interest                             253,504
                                                                      ---------
          Present value of minimum lease payments                     $ 555,948
          Less current maturities                                        42,884
                                                                      ---------
                                                                      $ 513,064
                                                                      =========

          Rent expense totaled approximately $143,000, $193,000 and $286,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

     (b)  Commitments

          In March 1996, the Company's employee received a payment equivalent to six months' salary at his then current salary rate, notice pay equivalent to two week salary, and accrued vacation. In addition, the Company will maintain the employee's medical, life and disability insurance coverage for six months, subject to certain conditions.

(7)  401(k) Plan

     During 1992, the Company adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may elect to match a portion of the employees' contribution up to a defined maximum. To date, the Company has made no contributions to the plan. The Company has committed to continue the plan until the earlier of September 30, 1996 or when all former employees voluntarily transfer or withdraw their funds from the plan.

      TELOR OPHTHALMIC PHARMACEUTICALS, INC. (A Development Stage Company)

(8)  Restructuring and Asset Valuation Charges

     The Company's statement of operations for the year ended December 31, 1994, includes a $609,000 or $.80 per share, charge to provide for costs associated with the termination in November 1994, of the Tekron program. The restructuring charge included approximately $359,000 of severance payments for the reduction of the workforce in November 1994, and $250,000 of other reserves, chiefly related to the Company's corporate headquarters. The Company's financial statements included reserves related to this restructuring of $466,000 and zero for the years ended December 31, 1994 and December 31, 1995, respectively.

     The Company's statement of operations for the year ended December 31, 1995, includes a $2,000,000 or $2.56 per share, charge to provide for costs associated with the termination in August, 1995, of the Xarano program. The restructuring charge included approximately $640,000 of severance payments for the reduction of the workforce from August through November 1995, and $1,360,000 related to the writedown of fixed assets, including leasehold improvements, to net realizable value and to anticipated costs associated with obtaining a sublessee or replacement lessee for the Company's leased facility in Wilmington, MA. The Company's financial statements for the year ended December 31, 1995 included reserves related to this restructuring of $356,000.


(9)  Subsequent Event - Merger

     On February 23, 1996, Telor announced that it had entered into an Agreement and Plan of Merger to merge with Occupational Health + Rehabilitation Inc ("OH+R"). OH+R, an early stage company, develops, owns and operates multi-disciplinary, outpatient health care centers for the prevention, treatment and management of work-related injuries and illnesses. The companies had announced in December, 1995 that they had entered into a letter of intent to merge.

     The transaction is structured as a merger of OH+R into Telor. Upon the merger, the stockholders of OH+R will receive shares of Telor's common stock and holders of options or warrants for shares of OH+R capital stock will hold options and warrants exercisable for Telor common stock. Immediately following the merger, the OH+R stockholders, together with its option and warrant holders, will hold or have the right to purchase an aggregate of 50% of the shares of common stock of Telor and the Telor stockholders, together with its option holders, will hold or have the right to purchase an aggregate of 50% of the shares of common stock of Telor.

     The transaction is expected to be consummated in April of 1996. Upon closing of the merger, the company's primary business will be the business of OH+R and Telor will change its name to Occupational Health + Rehabilitation Inc.

     The merger is considered a significant change in ownership, and as a result, substantially all of the net operating loss carryforwards of the Company will not be available to offset any future income. See Note 2(c).

     The following table presents selected financial information assuming that the Company and OH+R had combined at the beginning of 1995.

                                                             Amount in thousands
                                                             -------------------
     Pro forma net revenues .................................      $  6,024
     Pro forma net loss .....................................      $ (9,311)
     Pro forma net loss per share ...........................      $  (6.48)
     Pro forma weighted average common
     and common equivalent shares ...........................         1,440
     Pro forma total assets .................................      $ 10,136

     The pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made at the beginning of 1995 or future results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 1996.

                              TELOR OPHTHALMIC PHARMACEUTICALS, INC.

                               By: /s/ JOHN K. HERDKLOTZ, Ph.D.
                                   -----------------------------------------
                                   John K. Herdklotz, Ph.D., Acting President
                                   and Chief Executive Officer and Chairman
                                   of the Board

                                  EXHIBIT INDEX

Exhibit No.       Description                                                                             Page
- -----------       -----------                                                                             ----
3.1      --       Restated Certificate of Incorporation of the Registrant*(a) (filed as
                  Exhibit 3)
3.2      --       By-Laws of the Registrant*(a) (filed as Exhibit 4)
4.1      --       Article 4 of the Registrant's Restated Certificate of Incorporation*(a)
                  (see Article 4
                  of document filed as Exhibit (3))
4.2      --       Form of Common Stock Certificate*(b)(filed as Exhibit 4.2)
4.3      --       Restated By-Laws of the Registrant*(a) (filed as Exhibit (4))
10.1     --       License Agreement between the Registrant and The Bowman Gray
                  School of Medicine of Wake Forest University, dated July 13, 1992*(b)
                  (filed as Exhibit 10.1)+++
10.2     --       Termination of License Agreement between the Registrant and
                  The Bowman Gray School of Medicine of Wake Forest University, dated
                  January 20, 1995*(k) (filed as Exhibit 10.2)
10.3     --       License Agreement between the Registrant and Massachusetts Eye and Ear
                  Infirmary, dated December 20, 1989, as amended by letter agreement, dated
                  March 12, 1993*(b) (filed as Exhibit 10.2)+++
10.4     --       License Agreement between the Registrant and the University of Alicante,
                  Spain, dated January 1, 1994*(g) (filed as Exhibit 10.3)+++
10.5     --       Research Agreement between the Registrant and the University of Alicante,
                  Spain, dated January 1, 1994*(g) (filed as Exhibit 10.4)+++
10.6     --       Extension to Research Agreement between the Registrant and the University of
                  Alicante, Spain, dated December 14, 1994*(j) (filed as Exhibit 10.5)
10.7     --       Commercial Lease Agreement between the Registrant and Cummings Properties
                  Management, dated December 21, 1990, as amended February 5, 1991 and
                  February 28, 1992*(b) (filed as Exhibit 10.3)
10.8     --       Commercial Lease Agreement between the Registrant and Cummings Properties
                  Management, dated June 1, 1993*(e) (filed as Exhibit 10.4)
10.9     --       Amendment to Commercial Lease Agreement between the Registrant and
                  Cummings Properties Management, dated November 9, 1993*(g) (filed as
                  Exhibit 10.6b)
10.10    --       Commercial Lease Agreement between the Registrant and WRC Properties, dated July 12, 1994*(i) (filed as Exhibit 10.7)
10.11    --       Telor Ophthalmic Pharmaceuticals, Inc. 1988 Stock Plan, as amended*(f)
                  (filed as Exhibit 10.1)
10.12    --       Telor Ophthalmic Pharmaceuticals, Inc. 1993 Stock Plan, as amended*(l)
                  (filed as Exhibit 10.12)
10.13    --       Telor Ophthalmic Pharmaceuticals, Inc. Employee Stock Purchase Plan*(b)
                  (filed as Exhibit 10.6)
10.14    --       Series C Convertible Preferred Stock Purchase Agreement among the
                  Registrant and certain purchasers and certain prior investors, dated
                  April 27, 1992*(b) (filed as Exhibit 10.7)
10.15    --       Amendment to Series C Convertible Preferred Stock Purchase Agreement
                  and Waiver among the Registrant and certain purchasers and certain prior investors, dated March 5, 1993*(d) (filed as Exhibit 10.7(a))
10.16    --       First Amended and Restate Voting Agreement, among the Registrant,
                  Stephen J. Riggi and Arthur H. Neufeld, and certain investors, dated
                  April 27, 1992*(b) (filed as Exhibit 10.8)
10.17    --       Consent to Termination of First Amended and Restated Voting Agreement,
                  dated March 25, 1993*(d) (filed as Exhibit 10.8(a))
10.18             -- Registration Rights Agreement between the Registrant and certain investors, dated November 16, 1988, as amended
                  February 5, 1990, June 22, 1990 and October 31, 1990*(b)
                  (filed as Exhibit 10.9)


Exhibit No.       Description                                                                             Page
- -----------       -----------                                                                             ----
10.19    --       Amendment No. 4 to Registration Rights Agreement between the
                  Registrant and certain investors, dated April 27, 1992*(d) (filed as
                  Exhibit 10.9(a))
10.20    --       Registration Rights Agreement among the Registrant and Stephen J.
                  Riggi and Arthur H. Neufeld, dated October 31, 1990, as amended
                  April 27, 1992*(b) (filed as Exhibit 10.10)
10.21    --       Stock Restriction Agreement among the Registrant, Arthur H. Neufeld and certain investors, dated November 16, 1988, as amended
                  December 5, 1989, October 31, 1990 and April 27, 1992*(b)
                  (filed as Exhibit 10.11)
10.22    --       Amendment No. 4 to Stock Restriction Agreement among the Registrant,
                  Arthur H. Neufeld and certain investors, dated March 5, 1993*(d)
                  (filed as Exhibit 10.11(a))
10.23    --       Amendment to Stock Option Agreements between the Registrant and
                  Arthur H.Neufeld, dated May 9, 1995*(l) (filed as Exhibit 10.23)
10.24    --       Registrar, Transfer Agency and Service Agreement for Corporate
                  Equity Issues between the Registrant and State Street Bank and Trust
                  Company, dated May 18, 1993*(e) (filed as Exhibit 10.17)
10.25    --       Consulting Agreement between the Registrant and John K. Herdklotz dated November 14, 1994*(j) (filed as Exhibit 10.23)
10.26    --       Extension to Consulting Agreement between the Registrant and
                  John K. Herdklotz dated June 30, 1995*(l) (filed as Exhibit 10.26)
10.27    --       Employment Agreement between the Registrant and Arthur H. Neufeld, dated October 26, 1992*(b) (filed as Exhibit 10.14)
10.28    --       Employment Agreement between the Registrant and Michael R.N. Thomas, dated May 6, 1991*(b) (filed as Exhibit 10.15)
10.29    --       Employment Agreement between the Registrant and Frederick H. Garber, dated June 5, 1992*(b) (filed as Exhibit 10.16)
10.30    --       Employment Agreement between the Registrant and Bobby R. Owen, dated
                  March 8, 1994*(h) (filed as Exhibit 10.24)
10.31    --       Executive Employment Severance Agreement between the Registrant and
                  Stephen J. Riggi, dated February 27, 1995*(j) (filed as Exhibit 10.28)
10.32    --       Executive Employment Severance Agreement between the Registrant and
                  Arthur H. Neufeld, dated October 17, 1995(m) (filed as Exhibit 10.32)
10.33    --       Employee Non-Disclosure and Developments Agreement between the
                  Registrant and Stephen J. Riggi, dated November 21, 1989*(b) (filed as
                  Exhibit 10.18)
10.34    --       Consultant Non-Disclosure and Developments Agreement between the
                  Registrant and Arthur H. Neufeld, dated November 16, 1988*(b) (filed as
                  Exhibit 10.19)
10.35    --       Employee Non-Disclosure and Developments Agreement between the
                  Registrant and Michael R.N. Thomas, dated May 6, 1991*(b) (filed as
                  Exhibit 10.20)
10.36    --       Employee Non-Disclosure and Developments Agreement between the
                  Registrant and Frederick H. Garber, dated June 5, 1992*(b) (filed as
                  Exhibit 10.21)
10.37    --       Employee Non-Disclosure and Developments Agreement between the
                  Registrant and Bobby R. Owen, dated March 8, 1994*(h) (filed as
                  Exhibit 10.29)
10.38    --       Consultant Non-Disclosure Agreement between the Registrant and John K. Herdklotz, dated November 14, 1994*(l) (filed as
                  Exhibit 10.37)


Exhibit No.       Description                                                                             Page
- -----------       -----------                                                                             ----
10.39    --       Disability Income Policy between Stephen J. Riggi
                  and New England Mutual Life Insurance Company, issued January 3,
                  1991*(b) (filed as Exhibit 10.24)
10.40    --       Disability Income Policy between Arthur H. Neufeld and
                  New England Mutual Life Insurance Company, issued February 1, 1992*(b)
                  (filed as Exhibit 10.25)
10.41    --       Disability Income Policy between Michael R.N. Thomas and
                  New England Mutual Life Insurance Company, issued August 1, 1991*(b)
                  (filed as Exhibit 10.26)
10.42    --       Disability Income Policy between Frederick H. Garber and New England
                  Mutual Life Insurance Company, issued August 14, 1992*(b)
                  (filed as Exhibit 10.27)
10.43    --       Disability Income Policy between Walter P. Rahn II and New England
                  Mutual Life Insurance Company, issued September 9, 1992*(b) (filed as Exhibit 10.29)
10.44    --       Employee Non-Competition Agreement between the Registrant and
                  Stephen J. Riggi, Ph.D., dated November 21, 1989*(d) (filed as
                  Exhibit 10.30)
10.45    --       Employee Non-Competition Agreement between the Registrant and
                  Arthur H. Neufeld,
                  Ph.D., dated November 16, 1988*(d) (filed as Exhibit 10.31)
10.46    --       Employee Non-Competition Agreement between the Registrant and
                  Michael R.N. Thomas, dated May 6, 1991*(d) (filed as Exhibit 10.32)
10.47    --       Employee Non-Competition Agreement between the Registrant and
                  Frederick H. Garber, dated June 5, 1992(d) (filed as Exhibit 10.33)
10.48    --       Employee Non-Competition Agreement between the Registrant and
                  Walter P. Rahn II, dated May 29, 1992*(d) (filed as Exhibit 10.35)
10.49    --       Employee Non-Competition Agreement between the Registrant and
                  Bobby R. Owen, dated March 8, 1994*(h) (filed as Exhibit 10.40)
10.50    --       Agreement and Plan of Merger between Telor Ophthalmic Pharmaceuticals,
                  Inc. and Occupational Health + Rehabilitation Inc*(n)(filed as Exhibit 10.50)
11       --       Statement Regarding:  Computation of Net Loss per Common and
                  Common Equivalent Share*(n)(filed as Exhibit 11)
23       --       Consent of Independent Public Accountants                                                 28
27       --       Financial Data Schedule                                                                   29

* All exhibit descriptions followed by an asterisk (*) refer to exhibits previously filed with the Securities and Exchange Commission as exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

       (a) Registrant's Form 8-A/A, Amendment No. 1 to Registrant's Registration Statement on Form 8-A, File No. 0-21428
       (b) Registrant's Registration Statement on Form S-1, as amended, Registration No. 33-60030
       (c) Registrant's Report on Form 10-Q for the period ended
            March 31, 1993, File No. 0-21428
       (d) Registrant's Report on Form 10-Q for the period ended
           June 30, 1993, File No. 0-21428
       (e) Registrant's Report on Form 10-Q for the period ended
           September 30, 1993, file No. 0-21428
       (f) Registrant's Registration Statement on From S-8, filed with the Securities and Exchange
           Commission on November 9, 1993, File No. 33-71462
       (g) Registrant's Report on Form 10-K/A for the year ended
           December 31, 1993, File No. 0-21428
       (h) Registrant's Report on Form 10-Q for the period ended
           March 31, 1994, File No. 0-21428
       (i) Registrant's Report on Form 10-Q for the period ended
           June 30, 1994, file No. 0-21428
       (j) Registrant's Report on Form 10-K for the period ended
           December 31, 1994, File No. 0-21428
       (k) Registrant's Report on Form 10-Q for the period ended
           March 31, 1995, File No. 0-21428
       (l) Registrant's Report on Form 10-Q for the period ended
           June 30, 1995, File No. 0-21428

       (m)  Registrant's Report on Form 10-Q for the period ended
            September 30, 1995, File No. 0-21428

       (n)  Registrant's Report on Form 10-K for the period ended
            December 31, 1995, File No. 0-21428

Where a document is incorporated by reference from a previous filing, the Exhibit number of that document in that previous filing is indicated in parenthesis after the incorporation by reference code.

+++ Three daggers (+++) following an exhibit description indicates that portions of the document described have been granted confidential treatment by the Securities and Exchange Commission.