Form 10-Q/A
period 1996-03-31
TELOR OPHTHALMIC PHARMACEUTICALS INC
filed 1996-05-28
CIK 887757

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

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

Title of Class

Common stock, $.001 par value per share, shares outstanding at May 9, 1996 : 786,002
                                                              Page 1 of 10 Pages
                                                      Exhibit Index on Pages 7-9

Form 10-Q/A

     This Form 10-Q/A Amendment No. 1 to the Form 10-Q of Telor Ophthalmic Pharmaceuticals, Inc. (the "Company") filed for the quarterly period ended March 31, 1996, amends and restates in its entirety the information required by Item 6 of Part II and Exhibit 27, Financial Data Schedule, in order to correct a typographical error in Exhibit 27.

Form 10-Q/A

                                    PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as Exhibits hereto:

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

Form 10-Q/A


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

Form 10-Q/A


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

Form 10-Q/A

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

Form 10-Q/A


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 1996.

                                    TELOR OPHTHALMIC PHARMACEUTICALS, INC.

Date:    May 24, 1996               /s/ John K. Herdklotz
                                    -----------------------------------------
                                    John K. Herdklotz Ph.D.
                                    Chairman of the Board
                                    Acting Chief Executive Officer and President
                                    (principal executive officer), Director

Form 10-Q/A

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

Form 10-Q/A


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

Form 10-Q/A


                     TELOR OPHTHALMIC PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                                  EXHIBIT INDEX

Exhibit No.                                              Description                                                   Page
- -----------                                              -----------                                                   ----
    10.44       --Employee Non-Competition Agreement between the Registrant and Stephen J. Riggi, Ph.D., dated November 21, 1989* (d) (filed as Exhibit 10.30)
    10.45       --Employee Non-Competition Agreement between the Registrant and Arthur H. Neufeld, Ph.D., dated November 16, 1988* (d) (filed as Exhibit 10.31)
    10.46       --Employee Non-Competition Agreement between the Registrant and Michael R.N. Thomas, dated May 6, 1991* (d) (filed as Exhibit 10.32)
    10.47       --Employee Non-Competition Agreement between the Registrant and Frederick H. Garber, dated June 5, 1992* (d) (filed as Exhibit 10.33)
    10.48       --Employee Non-Competition Agreement between the Registrant and Walter P. Rahn II, dated May 29, 1992* (d) (filed as Exhibit 10.35)
    10.49       --Employee Non-Competition Agreement between the Registrant and Bobby R. Owen, dated March 8, 1994* (h) (filed as Exhibit 10.40)
    10.50       --Agreement and Plan of Merger between Telor Ophthalmic Pharmaceuticals, Inc. and
                  Occupational Health + Rehabilitation Inc* (n) (filed as Exhibit 10.50)
    11          --Statement Regarding: Computation of Net Loss per Common and Common Equivalent Share*(o)
                  (filed as Exhibit 11)
    27.1        --Financial Data Schedule                                                                               10

*   All exhibit descriptions followed by an asterisk (*) refer to exhibits previously filed with the Securities and Exchange Commission as exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:
    (a) Registrant's Form 8-A/A, Amendment No. 1 to Registrant's Registration Statement on Form 8-A,
        File No. 0-21428.
    (b) Registrant's Registration Statement on Form S-1, as amended, Registration No. 33-60030.
    (c) Registrant's Report on Form 10-Q for the period ended March 31, 1993, File No. 0-21428.
    (d) Registrant's Report on Form 10-Q for the period ended June 30, 1993, File No. 0-21428.
    (e) Registrant's Report on Form 10-Q for the period ended September 30, 1993, File No. 0-21428.
    (f) Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange
        Commission on November 9, 1993, File No. 33-71462.
    (g) Registrant's Report on Form 10-K/A for the year ended December 31, 1993, File No. 0-21428.
    (h) Registrant's Report on Form 10-Q for the period ended March 31, 1994, File No. 0-21428
    (i) Registrant's Report on Form 10-Q for the period ended June 30, 1994, File No. 0-21428
    (j) Registrant's Report on Form 10-K for the year ended December 31, 1994, File No. 0-21428
    (k) Registrant's Report on Form 10-Q for the period ended March 31, 1995, File No. 01-21428
    (l) Registrant's Report on Form 10-Q for the period ended June 30, 1995, File No. 01-21428
    (m) Registrant's Report on Form 10-Q for the period ended September 30, 1995, File No. 01-21428
    (n) Registrant's Report on Form 10-K for the year ended December 31, 1995, as amended, File No. 01-21428
    (o) Registrant's Report on Form 10-Q for the period ended March 31, 1996, File No. 0-21428

    Where a document is incorporated by reference from a previous filing, the Exhibit number of that document in that previous filing is indicated in parenthesis after the incorporation by reference code.

++ This symbol following an exhibit description indicates that portions of the document described have been granted confidential treatment by the Securities and Exchange Commission.


                                       9