Form 10-Q
period 1996-06-30
TELOR OPHTHALMIC PHARMACEUTICALS INC
filed 1996-08-14
CIK 887757

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number:  0-21428


                    OCCUPATIONAL HEALTH + REHABILITATION INC
             (Exact name of registrant as specified in its charter)


                  Delaware                                      13-3464527
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                    Identification No.)


                           175 Derby Street, Suite 36
                          Hingham, Massachusetts 02043
                    (Address of principal executive offices)
                                   (Zip code)

                                 (617) 741-5175
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

         The number of shares outstanding of the registrant's Common Stock as of June 30, 1996 was 1,467,417.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          Quarterly Report on Form 1O-Q

                       For the Quarter Ended June 30, 1996


                                TABLE OF CONTENTS

                                                                        Page No.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets ...................................  3
          Consolidated Statements of Operations..........................  5
          Consolidated Statements of Cash Flows..........................  7
          Notes to Consolidated Financial Statements.....................  8


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation................... 11


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
          Holders........................................................ 16
Item 6. Exhibits and Reports on Form 8-K................................. 16


Signatures .............................................................. 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           Consolidated Balance Sheets

                                                                June 30,        December 31,
                                                                  1996            1995
                                                                  ----            ----
                                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                 $3,502,182       $  368,959
     Accounts receivable, net                                     617,908          236,875
     Prepaid expenses                                             286,559          103,406
     Other accounts receivable                                     24,368                0
     Due from related party                                       661,153          680,445
     Other assets                                                 139,801          166,056
                                                               ----------       ----------
Total current assets                                            5,231,971        1,555,741

Property and equipment, net                                       994,034        1,058,311
Intangible assets, net                                          1,641,391        1,565,179
Deposits                                                           50,958           40,864
Other assets                                                      412,016           29,167
                                                               ----------       ----------
Total assets                                                   $8,330,370       $4,249,262
                                                               ==========       ==========

LIABILITIES, REDEEMABLE STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                     $1,275,909       $1,001,768
     Current portion of obligations under capital leases           83,259           99,490
     Current maturities of long-term debt                         436,517           91,667
     Current portion of obligations under noncompetition
         agreements                                               308,877          325,000
     Due to related party                                         563,368          377,862
                                                               ----------       ----------
Total current liabilities                                       2,667,930        1,895,787

Long-term debt, less current maturities                         1,143,326          744,779
Other long-term liabilities                                        25,016                0
Obligations under capital leases                                   79,458          122,621
Obligations under noncompetition agreements                             0          293,153
                                                               ----------       ----------
Total liabilities                                               3,915,730        3,056,340

Minority interest                                                  70,752          201,106

                                                                June 30,        December 31,
                                                                  1996              1995
                                                                  ----              ----
                                                              (UNAUDITED)
Redeemable stock:
     Redeemable convertible preferred stock, Series 1,
         $.01 par value - 1,600,000 shares authorized,
         issued and outstanding in 1995; no shares
         authorized, issued or outstanding in 1996                     0          2,700,000
     Redeemable convertible preferred stock, Series 2,
     $.01 par value - 3,000,000 shares authorized,
     2,537,843 issued and outstanding in 1995; no
     shares authorized, issued or outstanding in 1996                  0          4,479,221
                                                             -----------        -----------
Total redeemable stock                                                 0          7,179,221

Stockholders' equity (deficit)
     Common stock, $.01 par value - 8,000,000 shares
         authorized, issued and outstanding 671,855
         shares in 1995                                                0              6,719
     Common stock, $.001 par value - 10,000,000 shares
         authorized, issued and outstanding 1,467,417
         shares  in 1996                                           1,467                  0
     Additional paid-in capital                                9,835,336             11,022
     Accumulated deficit                                      (5,492,915)        (6,205,146)
                                                             -----------        -----------
Total stockholders' equity (deficit)                           4,343,888         (6,187,405)

Total liabilities, redeemable stock and stockholders' equity (deficit)

                                                             $ 8,330,370        $ 4,249,262
                                                             ===========        ===========














          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                         Three months ended June 30,
                                                         ---------------------------
                                                          1996               1995
                                                          ----               ----
Net patient service revenue                           $ 2,072,414        $ 1,489,219
Management fee income                                      41,528             21,722
Other (expense) income                                     (2,323)            17,142
                                                      -----------        -----------
Total revenue                                           2,111,619          1,528,083

Operating and administrative expenses                  (2,309,465)        (1,786,427)
Depreciation and amortization                            (100,096)           (72,386)
Interest expense                                          (69,261)           (15,963)
Interest income                                            11,958              3,443
Minority interest in net loss of subsidiary                52,553             71,056
                                                      -----------        -----------
Net loss before income taxes                             (302,692)          (272,194)

Income taxes                                                    0                  0
                                                      -----------        -----------

Net loss                                              $  (302,692)       $  (272,194)
                                                      ===========        ===========

Net loss per share                                    $     (0.34)       $     (0.41)
                                                      ===========        ===========

Weighted average common shares and common share
equivalents outstanding                                   888,719            660,779
                                                      ===========        ===========








          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                        Six months ended June 30,
                                                        -------------------------
                                                           1996              1995
                                                           ----              ----

Net patient service revenue                           $ 4,009,010        $ 2,322,837
Management fee income                                      80,652             38,475
Other income                                                  266             17,142
                                                      -----------        -----------
Total revenue                                           4,089,928          2,378,454

Operating and administrative expenses                  (4,563,070)        (3,057,576)
Depreciation and amortization                            (200,124)          (143,955)
Interest expense                                         (129,267)           (31,928)
Interest income                                            11,958             22,733
Minority interest in net loss of subsidiary               130,354             71,056
                                                      -----------        -----------
Net loss before income taxes                             (660,221)          (761,216)

Income taxes                                                    0                  0
                                                      -----------        -----------

Net loss                                              $  (660,221)       $  (761,216)
                                                      ===========        ===========

Net loss per share                                    $     (0.84)       $     (1.19)
                                                      ===========        ===========

Weighted average common shares and common share
equivalents outstanding                                   785,053            641,165
                                                      ===========        ===========







          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                    Six months ended June 30,
                                                                    -------------------------
                                                                      1996              1995
                                                                      ----              ----
OPERATING ACTIVITIES:
Net loss                                                         $  (660,221)       $  (761,216)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                 200,124            143,955
       Amortization of discount                                       15,724             15,334
       Minority interest in loss of subsidiary                      (130,354)           (71,056)
       Changes in operating assets and liabilities:
         Accounts receivable                                        (356,811)           (25,730)
         Prepaid expenses and other current assets                       569           (454,628)
         Due from related party, net                                 204,798                  0
         Deposits and other noncurrent assets                          7,057             (2,644)
         Accounts payable and accrued expenses                      (305,038)           344,872
         Other long-term liabilities                                  25,016                  0
                                                                 -----------        -----------
Net cash used in operating activities                               (999,136)          (811,113)

INVESTING ACTIVITIES:
Property and equipment additions                                     (11,874)           (25,060)
Additions to goodwill                                               (180,808)                 0
Cash received (paid for) acquisitions                              4,500,414           (200,990)
                                                                 -----------        -----------
Net cash provided by (used in) investing activities                4,307,732           (226,050)

FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net                                 0            599,999
Proceeds from exercise of stock options                                  688                  0
Proceeds from line of credit and loans payable                       500,000                  0
Payments of long-term debt and other long-term obligations          (616,667)          (214,619)
Payments of capital lease obligations                                (59,394)           (70,366)
                                                                 -----------        -----------
Net cash (used in) provided by financing activities                 (175,373)           315,014
                                                                 -----------        -----------

Net increase (decrease) in cash and cash equivalents               3,133,223           (722,149)

Cash and cash equivalents at beginning of period                     368,959          1,211,285
                                                                 -----------        -----------

Cash and cash equivalents at end of period                       $ 3,502,182        $   489,136
                                                                 ===========        ===========




          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   Notes To Consolidated Financial Statements
                                   (UNAUDITED)

1. Basis of Presentation

         The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (formerly Telor Ophthalmic Pharmaceuticals, Inc.) (the "Company") have been prepared in accordance with instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and results of operations for the three months and six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

2. Mergers and Acquisitions

         Telor Ophthalmic Pharmaceuticals, Inc. Effective June 6, 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"), with the Company being the surviving corporation. Telor had historically been involved in the development of ophthalmic pharmaceuticals. In connection with the Merger, the Company changed its name to Occupational Health + Rehabilitation Inc and assumed the business of OH+R. In conjunction with the Merger, the Company issued 681,415 shares of its common stock in exchange for all outstanding shares of OH+R capital stock. Outstanding options held by employees, directors and consultants of OH+R to purchase 832,000 shares of OH+R common stock were converted into options to purchase approximately 117,807 shares of the Company's common stock. Warrants to purchase 148,150 shares of OH+R common stock now entitle the holders to acquire 20,975 shares of the Company's common stock.

         Effective June 7, 1996, the Company was listed on the Nasdaq SmallCap Market under the symbol "OHRI."

         The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, historical financial statements for the Company for periods prior to the date of the Merger will be those of OH+R. Under the purchase method of accounting, balances and results of operations of Telor will be included in the Company's financial statements from the date of the Merger forward.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                                   (UNAUDITED)


         The following pro forma information presents a summary of consolidated results of operations of the Company as if the Merger had occurred at the beginning of each of the respective periods presented. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates, or of future results of operations of the combined entities.

                                        Six months ended June 30,
                                        -------------------------
                                          1996              1995
                                          ----              ----
Total revenue                        $ 4,089,928        $ 2,378,454
                                     ===========        ===========

Net loss                             $(1,236,022)       $(4,056,469)
                                     ===========        ===========

Net loss per share                   $      (.84)       $     (2.86)
                                     ===========        ===========

3. Certain Leased Property

         In July 1994, Telor entered into a ten-year lease agreement for a facility in Wilmington, Massachusetts. The Company is conducting no operations in this facility but is responsible for its share of operating costs of the facility, including taxes, insurance, maintenance and subject to certain limitations, repairs. The Company has the right to terminate the lease after five years and payment of a fee of approximately $60,000. In connection with the lease, the Landlord financed $600,000 of leasehold improvements. This obligation is payable in monthly payments of principal and interest of $7,601 through October 31, 2004. If the Company terminates the lease at the end of five years, the unpaid balance of the obligation is due on the lease termination date.

         The Company is actively seeking to obtain one or more subleases for its facility in Wilmington, Massachusetts or to terminate the lease by securing one or more replacement tenants. On May 6, 1996, the Company signed one sublease agreement. The Company cannot predict if and when a second sublease will be concluded or that negotiations will result in favorable terms for the Company.

         The Company is required to have secured letters of credit aggregating $360,000 for a portion of the unpaid obligation. The cash which secured the letters of credit is classified as restricted cash in the accompanying balance sheets and is included in non-current other assets.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                                   (UNAUDITED)

4. Stockholders' Equity

         1993 Stock Plan. The Company's 1993 Stock Plan (the "Plan") was adopted by the board of directors on March 4, 1993, amended on March 5, 1993 and approved, as amended, by the stockholders on April 8, 1993. The Plan was further amended by the stockholders on May 10, 1995. Upon consummation of the Merger on June 6, 1996, the Plan was further amended to increase by 105,000 shares, from 140,000 to 245,000, the aggregate number of shares of the Company's common stock as to which stock options may be granted under the Plan.

         Amended Certificate of Incorporation. In connection with the Merger, the Company amended its certificate of incorporation to decrease the authorized number of shares of common stock by 15,000,000 from 25,000,000 to 10,000,000. At June 30, 1996, 5,000,000 shares of preferred stock, $.001 par value, were authorized, none of which have been issued.

5. Net Loss per Share

         Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period presented. The weighted average number of shares outstanding for the three and six months ended June 30, 1995 is based on the number of OH+R shares of common stock exchanged for Telor shares (see Note 2) and assumes the retroactive conversion of OH+R's preferred stock. The effect of options and warrants is not considered as it would be antidilutive.

6. Subsequent Events

         The Company executed a letter of intent dated May 21, 1996 to purchase 90% of the assets (excluding accounts receivable) of The Health Center, an ambulatory care facility owned and operated by Advanced Health Services, Inc. (Seller) located in Lewiston, Maine. The Company and the Seller plan to form a limited liability company (LLC). The Company plans to contribute to the LLC the assets purchased from the Seller and the Seller plans to contribute the remaining 10% of the assets of The Health Center to the LLC. The terms of the purchase would consist of cash and a promissory note aggregating $140,000 and an earn out provision to earn up to $100,000 over a period not to exceed eight years following the closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company was organized in 1988 to develop ophthalmic pharmaceuticals. In June 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with and into (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"), with Telor being the surviving corporation (the "Company"). In connection with the Merger, the Company changed its name to Occupational Health + Rehabilitation Inc and assumed the business of OH+R, which is to develop and operate a network of outpatient centers throughout the Northeast. The transaction was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, historical financial statements for the Company for periods prior to the date of the Merger are those of OH+R.

         The Company derives patient service revenue primarily from the prevention, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, physical and occupational therapy and other related programs.

         The Company's operations have been funded primarily through venture capital investments. The Company's growth has resulted predominately from acquisitions and development of businesses principally engaged in occupational healthcare.

         The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company's consolidated statements of operations bear to total revenue.

                                                Three Months Ended June 30,
                                                    1996         1995
                                                    ----         ----
Total revenue..................................   100.0%        100.0%
Operating and administrative expenses..........  (109.4)       (116.9)
Depreciation and amortization..................    (4.7)         (4.7)
Interest expense...............................    (3.3)         (1.0)
Interest income................................     0.6           0.2
Minority interest in net loss of subsidiary....     2.5           4.6
                                                  -----         -----
Loss before income taxes.......................   (14.3)        (17.8)
Income taxes...................................     0.0           0.0
                                                  -----         -----
Net loss.......................................   (14.3)%       (17.8)%
                                                  =====         =====

                                                Six Months Ended June 30,
                                                   1996          1995
                                                   ----          ----
Total revenue..................................   100.0%        100.0%
Operating and administrative expenses..........  (111.6)       (128.6)
Depreciation and amortization..................    (4.9)         (6.1)
Interest expense...............................    (3.2)         (1.3)
Interest income................................     0.3           1.0
Minority interest in net loss of subsidiary....     3.2           3.0
                                                  -----         -----
Loss before income taxes.......................   (16.2)        (32.0)
Income taxes...................................     0.0           0.0
                                                  -----         -----
Net loss.......................................   (16.2)%       (32.0)%
                                                  =====         =====

Results of Operations

Three Months Ended June 30, 1996 and 1995

Revenue

         Total revenue increased 38.2% to approximately $2,112,000 in the three months ended June 30, 1996 from approximately $1,528,000 in the same three month period in 1995. Net patient service revenue increased 39.2% to approximately $2,072,000 for the three months ended June 30, 1996 from approximately $1,489,000 in the comparable period in 1995. The increases in net patient service revenue resulted primarily from physician and physical therapy practices acquired in 1995 and from increased business in markets where the Company operated centers during the entire months of both periods. Of the approximately $583,000 increase in net patient service revenue from the three month period June 30, 1995 compared to the same period in 1996, approximately $352,000 (60%) was attributable to new centers acquired in 1995. Approximately $231,000 (40%) was due to growth in markets where the Company already operated.

Operating and Administrative Expenses

         Operating and administrative expenses increased 29.3% to approximately $2,309,000 in the three months ended June 30, 1996 from approximately $1,786,000 in the same three month period in 1995. This increase was principally due to the acquisition and development of additional practices. As a percentage of total revenue, operating and administrative expenses decreased to 109.4% in the second quarter of 1996 from 116.9% from the second quarter in 1995. The
Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and administrative expenses will further decline as a percentage of total revenue.

Depreciation and Amortization

         Depreciation and amortization expense increased 38.3% to approximately $100,000 in the three months ended June 30, 1996 from approximately $72,000 in the same three month period in 1995. These increases were incurred primarily as a result of the Company's having additional growth through center development and acquisitions. As a percentage of revenues, these expenses remained constant at 4.7% from the second quarter of 1995 to the second quarter of 1996.

Interest Expense

         Interest expense increased 333.9% to approximately $69,000 in the three months ended June 30, 1996 from approximately $16,000 in the same three month period in 1995. The increase from 1995 to 1996 was due to the incurrence of certain debt as consideration for several acquisitions. Additionally, in June 1995, the Company sold certain medical receivables to provide operating cash and to pay down certain term loans and notes payable. As a percentage of total revenue, interest expense was 3.3% in the second quarter of 1996, and 1.0% in the same quarter of 1995.

Interest Income

         Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 247.3% to approximately $12,000 in the quarter ended June 30, 1996 from $3,000 in the same quarter of 1995. The increase was related to additional funds received by the Company as a result of the merger with Telor.

Minority Interest

         Minority interest represents NEB Enterprises, Inc.'s 49% share of the losses incurred by NEB Occupational Health. For the three months ended June 30, 1996, the minority interest in net loss of subsidiary decreased by 26.0% compared to the same period in 1995.

Six Months Ended June 30, 1996 and 1995

Revenue

         Total revenue increased 72.0% to approximately $4,090,000 in the six months ended June 30, 1996 from approximately $2,378,000 in the same six month period in 1995. Net patient service revenue increased 72.6% to approximately $4,009,000 for the six months ended June 30, 1996 from approximately $2,323,000 in the comparable period in 1995. The increase in net patient service revenue resulted primarily from physician and physical therapy practices acquired in 1995 and from increased business in markets where the Company operated centers during the entire months of both periods. Of the $1,686,000 increase in net patient service revenue from the first half of 1995 to the first half of 1996, approximately $1,236,000 (73%) was attributable to centers acquired in 1995. Approximately $450,000 (27%) was due to growth in markets where the Company already operated.

Operating and Administrative Expenses

         Operating and administrative expenses increased 49.2% to approximately $4,563,000 in the six months ended June 30, 1996 from approximately $3,058,000 in the same six month period 1995. This increase was principally due to the acquisition and development of additional practices. As a percentage of total revenue, operating and administrative expenses decreased to 111.6% in the first half of 1996 from 128.6% from the first half in 1995. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and administrative expenses will further decline as a percentage of total revenue.

Depreciation and Amortization

         Depreciation and amortization expense increased 39.0% to approximately $200,000 in the six months ended June 30, 1996 from approximately $144,000 in the same six month period in 1995. This increase was incurred primarily as a result of the Company's growth through center development and acquisitions. As a percentage of revenues, these expenses decreased to 4.9% in the first half of 1996 from 6.1% in the comparable period in 1995.

Interest Expense

         Interest expense increased 304.9% to approximately $129,000 in the six months ended June 30, 1996 from approximately $32,000 in the same three month period in 1995. The increase from 1995 to 1996 was due to the incurrence of certain debt as consideration for several acquisitions. Additionally, in June 1995, the Company sold certain medical receivables to provide operating cash and to pay down certain term loans and notes payable. As a percentage of total revenue, interest expense was 3.2% in the first half of 1996 and 1.3% for the comparable period of 1995.

Interest Income

         Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 47.4% to approximately $12,000 in the six months ended June 30, 1996 from $23,000 in the same period of 1995. The decrease was related to the use of cash to fund the Company's operating losses, debt repayment and cash required for practice acquisitions.

Minority Interest

         Minority interest represents NEB Enterprises, Inc.'s 49% share of the losses incurred by NEB Occupational Health. For the first half of 1996, the minority interest in net loss of subsidiary increased by 83.5% compared to the same period in 1995. NEB Occupational Health was formed on April 1, 1995, therefore, the six months ended June 30, 1995 include three months of losses for NEB Occupational Health.

Liquidity and Capital Resources

         Net cash used in operating activities by the Company during the six months ended June 30, 1996 was approximately $999,000 as compared to approximately $811,000 for the comparable period in 1995. The principal use of cash was to fund the Company's operating losses in its early stage of development. These operating losses were offset by non-cash expenses, such as depreciation and amortization and by fluctuations in working capital during those periods. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

         The Company's investing activities for the six months ended June 30, 1996 included approximately $4.5 million of cash received in connection with the Merger. In the previous year, the Company also invested approximately $221,000 for the purchase of a physician practice in Bangor, Maine and the purchase of an outpatient therapy center located in Vermont. The Company incurred approximately $12,000 for the purchase of equipment during the six months ended June 30, 1996 as compared to approximately $25,000 for the comparable period in 1995.

         For the six months ended June 30, 1996, the Company used approximately $175,000 of cash for financing purposes as compared with the generation of approximately $315,000 for the same period in 1995. Advances of $300,000 under a bank line of credit and $200,000 in other short-term loans were offset by payments of existing loans payable, noncompete agreements and capital lease obligations aggregating approximately $676,000. For the six months ended June 30, 1995, the Company generated approximately $600,000 from the sale of preferred stock. The net uses for the same period in 1995 were primarily the pay down of certain bank loans and capital lease obligations totalling approximately $285,000.

         The Company expects that its principal use of funds in the near future will be in connection with acquisitions, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that the cash received as the result of the Merger, cash generated from operations, available lines of credit and sales of certain accounts receivable will be adequate to satisfy the Company's cash requirements through 1996. However, the Company believes that the level of financial resources available to it is an important competitive factor and may seek additional financing prior to the end of that period. The Company considers raising additional capital on an on-going basis as market factors and its needs suggest.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         A Special Meeting of Stockholders of the Company was held on June 5, 1996. At the Special Meeting, the stockholders voted to approve an Agreement and Plan of Merger dated as of February 22, 1996, as amended as of April 30, 1996 and as of May 10, 1996 (the "Merger Agreement"), by and between Telor and OH+R. Under the Merger Agreement, OH+R merged with and into Telor, with the Company being the surviving corporation. There were 562,322 votes for, 960 votes against, 770 abstentions and 5,371 broker non-votes with respect to approval of the Merger Agreement. The stockholders also approved an amendment to the Company's 1993 Stock Plan to increase the number of shares available for option grants thereunder from 140,000 to 245,000. There were 559,176 votes for, 3,461 votes against, 1,415 abstentions and 5,371 broker non-votes with respect to approval of such amendment. Finally, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to decrease the number of authorized shares of common stock from 25,000,000 to 10,000,000. There were 566,140 votes for, 2,028 votes against and 1,253 abstentions with respect to approval of such amendment.

Item 6. Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  2.01(a) Agreement and Plan of Merger by and between the Registrant and Occupational Health + Rehabilitation Inc dated as of February 22, 1996 (Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 1995, File No. 0-21428 and incorporated by reference herein).

                  2.01(b) Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 30, 1996 (Filed as
                                    Exhibit 2.1(b) to Form 8-K/A dated June 6,
                                    1996, File No. 0-21428 and incorporated by reference herein).

                  2.01(c) Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 10, 1996 (Filed as
                                    Exhibit 2.1(c) to Form 8-K/A dated June 6,
                                    1996, File No. 0-21428 and incorporated by reference herein).

                  3.01 Restated Certificate of Incorporation (Filed as Exhibit 4.1 to Form 8-K/A dated June 6, 1996, File No. 0-21428 and incorporated by reference herein).

                  3.02              Restated Bylaws.*

                  4.01              Form of Common Stock Certificate.*

                  10.01 Registration Rights Agreement among the Registrant and certain securityholders dated as of June 6, 1996.*

                  10.02 Employment Agreement by and between the Registrant and John C. Garbarino dated as of June 6, 1996.*

                  10.03 Voting Agreement among the Registrant and certain securityholders dated as of June 6, 1996.*

                  10.04 Standstill Agreement among the Registrant and certain securityholders dated as of June 6, 1996.*

                  11.01             Statement re Computation of Per Share
                                    Earnings.*

                  27.01             Financial Data Schedule.*

                  -------------
                  *Filed herewith.

         b. Reports on Form 8-K.

         On June 21, 1996, the Company filed a Current Report on Form 8-K dated June 6, 1996, as amended, reporting in Item 2 thereof the merger of OH+R with and into Telor, with the Company being the surviving corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OCCUPATIONAL HEALTH + REHABILITATION INC




Date:  August 13, 1996

                                        By  /s/ John C. Garbarino
                                            ------------------------------------
                                             John C. Garbarino
                                             President, Chief Executive
                                             Officer and Treasurer
                                             (principal executive officer
                                             and principal financial officer)

                                        By  /s/ Kathryn G. Converse
                                            ------------------------------------
                                             Kathryn G. Converse
                                             Controller

                                  Exhibit Index

Exhibit No.                       Description

2.01(a) Agreement and Plan of Merger by and between the Registrant and Occupational Health + Rehabilitation Inc dated as of February 22, 1996 (Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 1995, File No. 0-21428 and incorporated by reference herein).

2.01(b) Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 30, 1996 (Filed as Exhibit 2.1(b) to Form 8-K/A dated June 6, 1996, File No. 0-21428 and incorporated by reference herein).

2.01(c) Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 10, 1996 (Filed as Exhibit 2.1(c) to Form 8-K/A dated June 6,
            1996, File No. 0-21428 and incorporated by reference herein).

3.01 Restated Certificate of Incorporation (Filed as Exhibit 4.1 to Form 8-K/A dated June 6, 1996, File No. 0-21428 and incorporated by reference herein).

3.02        Restated Bylaws.*

4.01        Form of Common Stock Certificate.*

10.01 Registration Rights Agreement among the Registrant and certain securityholders dated as of June 6, 1996.*

10.02 Employment Agreement by and between the Registrant and John C. Garbarino dated as of June 6, 1996.*

10.03 Voting Agreement among the Registrant and certain securityholders dated as of June 6, 1996.*

10.04 Standstill Agreement among the Registrant and certain securityholders dated as of June 6, 1996.*

11.01       Statement re Computation of Per Share Earnings.*

27.01       Financial Data Schedule.*