Form 10-Q
period 1996-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1996-11-14
CIK 887757

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___.

         The number of shares outstanding of the registrant's Common Stock as of October 31, 1996 was 1,471,477.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          Quarterly Report on Form 1O-Q

                    For the Quarter Ended September 30, 1996

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


                         PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements
                    Consolidated Balance Sheets..........................   3
                    Consolidated Statements of Operations................   5
                    Consolidated Statements of Cash Flows................   7
                    Notes to Consolidated Financial Statements...........   8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operation.............  11


                           PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.........................  16

Signatures...............................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           Consolidated Balance Sheets


                                                                            September 30,           December 31,
                                                                               1996                    1995
                                                                            -------------           ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  1,759,935             $  368,959
  Accounts receivable, net                                                       892,201                236,875
  Prepaid expenses                                                               325,254                103,406
  Other accounts receivable                                                       11,020                      0
  Due from related party                                                         530,026                680,445
  Other assets                                                                   124,052                166,056
                                                                            ------------             ----------
Total current assets                                                           3,642,488              1,555,741

Property and equipment, net                                                    1,059,364              1,058,311
Intangible assets, net                                                         2,529,882              1,565,179
Deposits                                                                          66,595                 40,864
Other assets                                                                     387,168                 29,167
                                                                            ------------              ---------
Total assets                                                                $  7,685,497             $4,249,262
                                                                            ============             ==========

LIABILITIES, REDEEMABLE STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                     $  1,034,782             $1,001,768
  Current portion of obligations under capital leases                             92,562                 99,490
  Current maturities of long-term debt                                           489,086                 91,667
  Current portion of obligations under noncompetition
        agreements                                                               312,908                325,000
  Due to related party                                                           638,847                377,862
                                                                            ------------             ----------
Total current liabilities                                                      2,568,185              1,895,787

Long-term debt, less current maturities                                        1,165,071                744,779
Other long-term liabilities                                                       25,168                      0
Obligations under capital leases                                                  80,406                122,621
Obligations under noncompetition agreements                                            0                293,153
                                                                            ------------             ----------
Total liabilities                                                              3,838,830              3,056,340

Minority interest                                                                 23,513                201,106


Redeemable stock:
  Redeemable convertible preferred stock, Series 1, $.01 par value -
     1,600,000 shares authorized, issued and outstanding in 1995;
     no shares issued and outstanding in 1996                                          0              2,700,000
  Redeemable convertible preferred stock, Series 2,
     $.01 par value - 3,000,000 shares authorized,
     2,537,843 issued and outstanding in 1995; no
     shares issued and outstanding in 1996                                             0              4,479,221
                                                                            ------------            -----------
Total redeemable stock                                                                 0              7,179,221

Stockholders' equity (deficit)
  Common stock, $.01 par value - 8,000,000 shares
     authorized, issued and outstanding 671,855 shares                                 0                  6,719
     in 1995
  Common stock, $.001 par value - 10,000,000 shares
     authorized, issued and outstanding 1,471,477
     shares in 1996                                                                1,471                      0
  Additional paid-in capital                                                   9,843,029                 11,022
  Accumulated deficit                                                         (6,021,346)            (6,205,146)
                                                                           -------------           ------------
Total stockholders' equity (deficit)                                           3,823,154             (6,187,405)
                                                                           -------------           ------------

Total liabilities, redeemable stock and stockholders' equity
  (deficit)                                                                $   7,685,497           $  4,249,262
                                                                           =============           ============


          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                    Three months ended September 30,
                                                    --------------------------------

                                                       1996               1995
                                                       ----               ----

Net patient service revenue                         $ 2,279,875      $ 1,764,911
Management fee income                                    48,185           86,502
Other income                                             29,532           15,303
                                                    -----------      -----------
Total revenue                                         2,357,592        1,866,716

Operating and administrative expenses                (2,800,695)      (2,195,632)
Depreciation and amortization                          (117,197)        (106,483)
Interest expense                                        (76,229)         (68,258)
Interest income                                          44,573           10,620
Minority interest in net loss of subsidiary              63,525          131,336
                                                    -----------      -----------
Net loss before income taxes                           (528,431)        (361,701)

Income taxes                                                  0                0
                                                    -----------      -----------

Net loss                                            $  (528,431)     $  (361,701)
                                                    ===========      ===========

Net loss per share                                  $     (0.36)     $     (0.53)
                                                    ===========      ===========

Weighted average common shares and common share
equivalents outstanding                               1,469,432          681,033
                                                    ===========      ===========







          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                    Nine months ended September 30,
                                                    -------------------------------
                                                        1996             1995
                                                        ----             ----

Net patient service revenue                         $ 6,288,885      $ 4,087,748
Management fee income                                   128,837          124,977
Other income                                             29,798           32,445
                                                    -----------      -----------
Total revenue                                         6,447,520        4,245,170

Operating and administrative expenses                (7,363,765)      (5,253,208)
Depreciation and amortization                          (317,321)        (250,438)
Interest expense                                       (205,496)        (100,186)
Interest income                                          56,531           33,353
Minority interest in net loss of subsidiary             193,879          202,392
                                                    -----------      -----------
Net loss before income taxes                         (1,188,652)      (1,122,917)

Income taxes                                                  0                0
                                                    -----------      -----------

Net loss                                            $(1,188,652)     $(1,122,917)
                                                    ===========      ===========

Net loss per share                                  $     (1.17)     $     (1.74)
                                                    ===========      ===========

Weighted average common shares and common share
equivalents outstanding                               1,014,848          646,322
                                                    ===========      ===========







          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)



                                                                Nine months ended September 30,
                                                                -------------------------------
                                                                     1996            1995
                                                                     ----            ----

OPERATING ACTIVITIES:
Net loss                                                       $(1,188,652)     $(1,122,917)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                    317,321          250,438
  Amortization of discount                                          19,755           42,777
  Minority interest in loss of subsidiary                         (193,879)        (202,392)
  Changes in operating assets and liabilities:
    Accounts receivable                                           (631,104)          37,797
    Prepaid expenses and other current assets                       19,067         (139,725)
    Due from related party, net                                    411,404                0
    Deposits and other noncurrent assets                            16,268                0
    Accounts payable and accrued expenses                         (546,164)         326,261
    Other long-term liabilities                                     25,168                0
                                                               -----------      -----------
Net cash used in operating activities                           (1,750,816)        (807,761)

INVESTING ACTIVITIES:
Property and equipment additions                                   (22,809)        (148,308)
Additions to goodwill                                             (311,024)               0
Cash received (paid) for acquisitions                            3,677,414           (4,000)
                                                               -----------      -----------
Net cash provided by (used in) investing activities              3,343,581         (152,308)

FINANCING ACTIVITIES:
Proceeds from sale of stock, net                                     8,385          599,999
Proceeds from line of credit and loans payable                     500,000                0
Payments of long-term debt and other long-term obligations        (627,884)        (214,619)
Payments of capital lease obligations                              (82,290)         (95,217)
                                                               -----------      -----------
Net cash (used in) provided by financing activities               (201,789)         290,163
                                                                                -----------


Net increase (decrease) in cash and cash equivalents             1,390,976         (669,906)

Cash and cash equivalents at beginning of period                   368,959        1,211,285
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $ 1,759,935      $   541,379
                                                               ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (formerly Telor Ophthalmic Pharmaceuticals, Inc.) (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and results of operations for the three months and nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full year.

2.   Mergers and Acquisitions

     Telor Ophthalmic Pharmaceuticals, Inc.: Effective June 6, 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"), with the Company being the surviving corporation. Telor had historically been involved in the development of ophthalmic pharmaceuticals. In connection with the Merger, the Company changed its name to Occupational Health + Rehabilitation Inc and assumed the business of OH+R. In conjunction with the Merger, the Company issued 681,415 shares of its common stock in exchange for all outstanding shares of OH+R capital stock. Outstanding options held by employees, directors and consultants of OH+R to purchase 832,000 shares of OH+R common stock were converted into options to purchase approximately 117,807 shares of the Company's common stock. Warrants to purchase 148,150 shares of OH+R common stock now entitle the holders to acquire 20,975 shares of the Company common stock.

     Effective June 7, 1996, the Company is listed on the Nasdaq SmallCap Market under the symbol "OHRI."

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

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                                   (UNAUDITED)



2.   Mergers and Acquisitions (continued)

     Argosy Health, L.P.: On September 11, 1996, the Company purchased a 70% undivided interest in the assets (excluding accounts receivable) of a business division of Argosy Health, L.P., ("Argosy") which provides industrial on-site occupational and physical therapy and related assessments, evaluations and injury prevention programs for employees with work-related injuries and illnesses in New Jersey, Pennsylvania, Delaware, Maryland, Northern Virginia and the District of Columbia. In connection with the transaction, the Company and Argosy formed a general partnership by the name of Argosy Health Northeast (the "Partnership"). The Company contributed to the Partnership the assets purchased from Argosy (excluding goodwill) and Argosy contributed the remaining 30% undivided interest of the business division's assets (excluding goodwill). The consideration for the sale and other matters related thereto are more fully described in the Current Report on Form 8-K dated September 11, 1996 filed by the Company on September 18, 1996 concerning this acquisition.

     The following pro forma information presents a summary of consolidated results of operations of the Company as if the Merger and the Argosy acquisition had occurred at the beginning of each of the respective periods presented. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates, or of the future results of operations of the combined entities.


                        Nine months ended September 30,
                        -------------------------------
                          1996                   1995
                          ----                   ----

Total revenue          $       7,911,512      $ 5,736,979
                       =================      ===========

Net loss               $      (1,391,959)     $(7,828,752)
                       =================      ===========

Net loss per share     $            (.95)     $     (5.46)
                       =================      ===========



3.   Net Loss per Share

     Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. The weighted average number of shares outstanding for the three and nine months ended September 30, 1995 is based on the number of OH+R shares of common stock exchanged for the Telor shares (see Note 2) and assumes the retroactive conversion of OH+R's preferred stock. The effect of options and warrants is not considered as it would be antidilutive.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                                   (UNAUDITED)



4.   Subsequent Events

     1996 Stock Plan: In October 1996, the Company's board of directors adopted the 1996 Stock Plan ("1996 Plan"), which provides for the granting of up to 265,000 non-qualified stock options, "incentive stock options" ("ISOs") and stock appreciation rights to employees, directors and consultants of the Company. Non-qualified options granted may not be at a price less than 50% of fair market value of the common stock, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. Granting of incentive stock options is subject to the approval of the 1996 Plan by the Company's stockholders.

     Series A Convertible Preferred Stock: On November 6, 1996, the Company sold 1,416,667 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") in a private placement at a purchase price of $6.00 per share. Subject to certain conditions, the Company may require the purchasers to purchase up to an additional 250,000 shares of Series A Preferred Stock prior to May 1997. Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of Common Stock (subject to adjustment upon the occurrence of certain specified events). The holders of the Series A Preferred Stock are entitled to vote as a single class with the holders of the Common Stock and each share of Series A Preferred Stock is entitled to the number of votes that is equal to the number of shares of Common Stock into which each share of Preferred Stock is convertible at the time of such vote. The holders of Series A Preferred Stock are entitled to certain registration rights with respect to the Common Stock into which the Series A Preferred Stock is convertible. Dividends will be payable on the shares of Series A Preferred Stock when and if declared by the Board of Directors after three years from the date of issuance and will thereafter accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. The Company intends to use the proceeds from the sale of the Series A Preferred Stock for its expansion efforts, and for working capital.

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

                                                 Three Months Ended September 30,
                                                      1996        1995
                                                      ----        ----

Total revenue ..................................      100.0%      100.0%
Operating and administrative expenses ..........     (118.8)     (117.6)
Depreciation and amortization ..................       (5.0)       (5.7)
Interest expense ...............................       (3.2)       (3.7)
Interest income ................................        1.9         0.6
Minority interest in net loss of subsidiary ....        2.7         7.0
                                                      -----       -----
Loss before income taxes ......................       (22.4)      (19.4)
Income taxes ..................................         0.0         0.0
                                                      -----       -----
Net loss ......................................       (22.4)%     (19.4)%
                                                      =====       =====

                                                   Nine Months Ended September 30,
                                                        1996        1995
                                                        ----        ----
Total revenue ..................................       100.0%      100.0%
Operating and administrative expenses ..........      (114.2)     (123.7)
Depreciation and amortization ..................        (4.9)       (5.9)
Interest expense ...............................        (3.2)       (2.4)
Interest income ................................         0.9         0.8
Minority interest in net loss of subsidiary ....         3.0         4.8
                                                       -----       -----
Loss before income taxes .......................       (18.4)      (26.4)
Income taxes ...................................         0.0         0.0
                                                       -----       -----
Net loss .......................................       (18.4)%     (26.4)%
                                                       =====       =====



Results of Operations

Three Months Ended September 30, 1996 and 1995

Revenue

     Total revenue increased 26.3% to approximately $2,358,000 in the three months ended September 30, 1996 from approximately $1,867,000 in the same three month period in 1995. Net patient service revenue increased 29.2% to approximately $2,280,000 for the three months ended September 30, 1996 from approximately $1,765,000 in the comparable period in 1995. The increases in net patient service revenue resulted primarily from physician and physical therapy practices acquired in 1995 and 1996 and from increased business in markets where the Company operated centers during the entire months of both periods. Of the approximately $515,000 increase in net patient service revenue from the three month period September 30, 1995 compared to the same period in 1996, approximately $299,000 (58%) was attributable to new centers acquired in 1995 and 1996. Approximately $216,000 (42%) was due to growth in markets where the Company already operated.

Operating and Administrative Expenses

     Operating and administrative expenses increased 27.6% to approximately $2,801,000 in the three months ended September 30, 1996 from approximately $2,196,000 in the same three month period in 1995. This increase was principally due to the acquisition and development of additional practices and the incurrence of certain expenses as a result of the Telor merger. As a percentage of total revenues, operating and administrative expenses were 118.8% for the three months ended September 30, 1996 and 117.6% for the same period in 1995. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 10% to approximately $117,000 in the three months ended September 30, 1996 from approximately $106,000 in the same three month period in 1995. This increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation and amortization was 5.0% in the third quarter of 1996, and 5.7% in the same quarter of 1995.

Interest Expense

     Interest expense increased 11.7% to approximately $76,000 in the three months ended September 30, 1996 from approximately $68,000 in the same three month period in 1995. The increase from 1995 to 1996 was due to the incurrence of certain debt as consideration for several acquisitions and for certain debt acquired as a result of the Telor merger. Additionally, in June 1995, the Company sold certain medical receivables to provide operating cash and to pay down certain term loans and notes payable. As a percentage of total revenues, interest expense was 3.2% in the third quarter of 1996, and 3.7% in the same quarter of 1995.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 319.7% to approximately $45,000 in the quarter ended September 30, 1996 from $11,000 in the same quarter in 1995. The increase was related to additional funds received by the Company as a result of the merger with Telor.

Minority Interest

     Minority interest represents the share of profit and losses of certain investors in certain joint ventures with the Company. For the three months ended September 30, 1996, the minority interest in net profits/losses of subsidiaries decreased by 51.6% to approximately $64,000 from approximately $131,000 in the same three-month period in 1995.

Nine Months Ended September 30, 1996 and 1995

Revenue

     Total revenue increased 51.9% to approximately $6,448,000 in the nine months ended September 30, 1996 from approximately $4,245,000 in the same nine month period in 1995. Net patient service revenue increased 53.9% to approximately $6,289,000 for the nine months ended September 30, 1996 from approximately $4,088,000 in the comparable period in 1995. The increase in net patient service revenue resulted primarily from physician and physical therapy practices acquired in 1995 and 1996 and from increased business in markets where the Company operated centers during the entire months of both periods. Of the $2,201,000 increase in net patient service revenue from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, approximately $1,123,000 (51%) was attributed to centers acquired in 1995 and 1996. Approximately $1,078,000 (49%) was due to growth in markets where the Company already operated.

Operating and Administrative Expenses

     Operating and administrative expenses increased 40.2% to approximately $7,364,000 in the nine months ended September 30, 1996 from approximately $5,253,000 in the same nine month period in 1995. This increase was principally due to the acquisition and development of additional practices and the incurrence of certain expenses as a result of the Telor merger. As a percentage of total revenues, operating and administrative expenses decreased to 114.2% for the period ended September 30, 1996 from 123.7% from the same period in 1995. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will further decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 26.7% to approximately $317,000 in the nine months ended September 30, 1996 from approximately $250,000 in the same nine month period in 1995. This increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, these expenses decreased to 4.9% in 1996 from 5.9% in the comparable period in 1995.

Interest Expense

     Interest expense increased 105.1% to approximately $205,000 in the nine months ended September 30, 1996 from approximately $100,000 in the same nine month period in 1995. The increase from 1995 to 1996 was due to the incurrence of certain debt as consideration for several acquisitions and for certain debt acquired as a result of the Telor merger. Additionally, in June 1995, the Company sold certain medical receivables to provide operating cash and to pay down certain term loans and notes payable. As a percentage of total revenues, interest expense was 3.2% for the nine month period ended September 30, 1996 and 2.4% for the comparable period of 1995.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 69.5% to approximately $57,000 in the nine months ended September 30, 1996 from $33,000 in the same period of 1995. The increase was related to additional funds received by the Company as a result of the merger with Telor.

Minority Interest

     Minority interest represents the share of profit and losses of certain investors in certain joint ventures with the Company. For the nine months ended September 30, 1996, the minority interest in net profits/losses of subsidiaries decreased by 4.2% to approximately $194,000 from approximately $202,000 the same nine-month period in 1995.

Liquidity and Capital Resources

     Net cash used in operating activities by the Company during the nine months ended September 30, 1996 was approximately $1,751,000 as compared to approximately $808,000 for the comparable period in 1995. The principal use of cash was to fund the Company's operating losses for centers in early stages of development, to provide working capital to centers acquired in 1996 and to fund certain expenses related to the Telor merger. These operating losses were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital during those periods. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

     The Company's investing activities for the nine months ended September 30, 1996 included approximately $4.5 million of cash received in connection with the Merger. The Company's also invested $823,000 for the purchase of a 90% interest in an ambulatory care facility located in Lewiston, Maine and a 70% interest in an on-site rehabilitation business located in Horsham, Pennsylvania. In the previous year, the Company also invested approximately $200,000 for the purchase of a physician practice in Bangor, Maine and the purchase of a physical therapy practice located in Vermont. The Company incurred approximately $23,000 for the purchase of equipment during the nine months ended September 30, 1996 as compared to approximately $148,000 for the comparable period in 1995.

     For the nine months ended September 30, 1996, the Company used approximately $202,000 of cash for financing purposes as compared with the generation of approximately $290,000 for the same period in 1995. During 1996, advances of $300,000 under a bank line of credit and $200,000 in other short-term loans were offset by payments of existing loans payable, noncompete agreements and capital lease obligations aggregating approximately $710,000. For the nine months ended September 30, 1995, the Company generated approximately $600,000 from the sale of preferred stock and received $196,000 through a partnership contribution. The net uses for the same period in 1995 were primarily the pay down of certain bank loans and capital lease obligations totaling approximately $310,000.

     The Company expects that its principal use of funds in the near future will be in connection with acquisitions, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Preferred Stock, cash generated from the operations, available lines of credit and sales of certain accounts receivable will be adequate to satisfy the Company's cash requirements through 1996. The Company considers raising additional capital on an on-going basis as market factors and its needs suggest.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  2.01(a) Asset Purchase Agreement by and between Argosy Health,
                          L.P. and Occupational Health + Rehabilitation Inc dated as of September 11, 1996 (Filed as Exhibit 2.01 to Form 8-K dated September 11, 1996, File No. 0-21428 and incorporated by reference herein).

                  11.01   Statement re Computation of Per Share Earnings.*

                  27.01   Financial Data Schedule.*
                  -------------
                  *Filed herewith.

         b.       Reports on Form 8-K.

         On September 18, 1996, the Company filed a Current Report on Form 8-K dated September 11, 1996, reporting in Item 5 thereof the acquisition by the Company of certain assets of Argosy Health, L.P. pursuant to an Asset Purchase Agreement between the Company and Argosy Health, L.P. dated September 11, 1996.

         On October 1, 1996, the Company filed a Current Report on Form 8-K dated September 24, 1996 reporting in Item 4 thereof the dismissal of Arthur Anderson LLP as the Company's independent public accountants and the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        OCCUPATIONAL HEALTH + REHABILITATION INC



Date:  November 13, 1996
                                            By  /s/John C. Garbarino
                                               _________________________________
                                                John C. Garbarino
                                                President, Chief Executive
                                                Officer and Treasurer
                                                (principal executive officer
                                                and principal financial officer)



                                            By  /s/Kathryn G. Converse
                                               _________________________________
                                                Kathryn G. Converse
                                                Controller

                                  Exhibit Index

Exhibit No.                        Description
----------                         -----------

2.01 Asset Purchase Agreement by and between Argosy Health, L.P. and Occupational Health + Rehabilitation Inc dated as of September 11, 1996 (Filed as Exhibit
                          2.01 to Form 8-K dated as of September 11, 1996,
                          File No. 0-21428 and incorporated by reference herein).

11.01                     Statement re Computation of Per Share Earnings.*

27.01                     Financial Data Schedule.*