Form 10-K
period 1996-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1997-03-27
CIK 887757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
For the fiscal year ended: December 31, 1996

                                      OR

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
For the transition period from       to
Commission file number: 0-21428

                   OCCUPATIONAL HEALTH + REHABILITATION INC
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3464527
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     175 DERBY STREET, SUITE 36
       HINGHAM, MASSACHUSETTS                             02043
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                (617) 741-5175
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                   ON WHICH REGISTERED
   -------------------                                  ---------------------
          None                                              Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.001 par value
                           ------------------------
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 4, 1997 was $4,341,725 based on the closing price of $6.25 per share. The number of shares outstanding of the registrant's Common Stock as of March 4, 1997 was 1,571,979.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    13
    Item 3.  Legal Proceedings..........................................    13
    Item 4.  Submission of Matters to a Vote of Security Holders........    13
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    14
    Item 6.  Selected Financial Data....................................    16
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    17
    Item 8.  Financial Statements and Supplementary Data................    20
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    20
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    21
    Item 11. Executive Compensation.....................................    23
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    26
    Item 13. Certain Relationships and Related Transactions.............    28
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    29
 Index to Consolidated Financial Statements and Financial Statement
  Schedules..............................................................  F-1
 Signatures..............................................................  S-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Occupational Health + Rehabilitation Inc (the "Company") is a leading physician practice management company specializing in occupational health care in the Northeast. The Company develops and operates multidisciplinary, outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company currently operates twelve occupational healthcare centers in four states serving over 2,500 employers and also provides on-site services in over 100 employer locations throughout the Northeast. The Company's centers provide high quality patient care and a high level of service, which combined reduce workers' compensation costs for employers. The Company believes it is the dominant provider of occupational health services in its established markets as a result of these commitments to quality care and service.

  The Company has developed a system of clinical and operating protocols as well as proprietary information systems to track the resulting patient outcomes (the "OH+R System"), all focused on reducing the cost of work-related injuries. The most effective way to reduce cost is to prevent injuries from occurring. The OH+R System includes a full array of services designed to reduce the frequency and severity of work-related injuries and to assure regulatory compliance. Many of these services may also be delivered on-site. Prevention and compliance services include pre-placement examinations, medical surveillance, drug and alcohol testing and work-site safety programs.

  The Company's treatment approach is based on documented, proprietary clinical protocols and integrates state-of-the-art medical, rehabilitation, psychological and case management services in a "one-stop shop" focused on solving the problems of both employers and employees. Employers' costs are reduced, and their workers are back on the job more quickly compared to national averages. Employees receive better care, maintain a positive attitude and have a greatly reduced probability of developing chronic problems. Utilizing the OH+R System which continues to evolve, the Company's occupational medicine physicians and other clinical staff have consistently generated substantial, documented savings as compared to national averages in both the lost work days and the medical costs associated with work-related injuries and illnesses.

  The Company's strategic plan is to expand its network of centers throughout the Northeast, principally through joint ventures with hospitals, acquisition of occupational medicine practices, and to continue expanding its on-site programs. The Company currently has five hospital affiliations in place.

  The Company was incorporated in Delaware in 1988. On June 6, 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with and into (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"). Telor initially operated as an ophthalmic pharmaceutical company. Following the failure of its lead product candidate, Telor curtailed its research and development programs and sought a merger candidate. Pursuant to the terms of the Merger, Telor was the surviving corporation. Simultaneously with the Merger, however, Telor's name was changed to Occupational Health + Rehabilitation Inc, and the business of the surviving corporation was changed to the business of OH+R. The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043, telephone number (617) 741-5175.

INDUSTRY OVERVIEW

  Work-related injuries and illnesses are a large and rapidly increasing source of lost productivity and rising costs for businesses in the United States. In 1994, workers' compensation costs in the U.S. totaled approximately $70 billion--more than double the 1985 total of $30 billion. These costs are projected to double again by the year 2000. Medical costs represent approximately 40 percent of these direct costs with the remainder being principally wage replacement (indemnity) costs. Not accounted for in these figures are the indirect costs, such as lost productivity, hiring and training, which are estimated to be three to four times the amount of direct costs. Workers' compensation costs in the Northeast were approximately $8.2 billion in 1994. Medical expenses represented approximately $3.2 billion of these costs.

  The reasons for the escalation of workers' compensation costs are complex and multifaceted:

  .  Lack of proper injury prevention and employee education programs

  .  Inappropriate management of injured employees

  .  Lack of proper medical and rehabilitation systems to treat injured workers

  . Lack of physicians properly trained and specializing in work-related injuries and illnesses

  . Disincentives for quality medical providers to treat workers' compensation patients

  .  Lack of coordination among the employer, employee and care providers

  .  No co-payment or deductibles to encourage moderate use of medical care

  . Shifting of medical costs from group health plans to the workers' compensation system

  The rapid increase of workers' compensation costs has resulted in employers taking a more active role in preventing and managing workplace injuries. This employer involvement typically includes the establishment of safety committees, emphasis on ergonomics in the workplace, and drug testing to reduce the number of injuries; establishment of preferred provider relationships to insure prompt and appropriate treatment of work-related injuries; and, for larger employers, becoming self-insured to capture savings from their efforts to reduce and better manage injuries.

  The occupational healthcare market is highly fragmented, consisting primarily of individual or small-group practices and hospital-based programs. Greater capital requirements, the need for more sophisticated management and marketing, and changes in the competitive environment, including the formation of larger integrated networks such as the Company's, have created increased interest in affiliating with larger, professionally managed organizations. As a result of these factors, the Company believes that there is an opportunity to consolidate private practices and hospital programs in the Northeast.

STRATEGY

  The Company's objective is to develop a comprehensive regional network of occupational healthcare centers and to expand its on-site services dedicated to reducing the cost of work-related injuries and illnesses through high-quality care and outstanding service.

  The Company intends to build its network of centers through:

  . Joint ventures with and acquisitions of existing hospital occupational health departments.

  . Acquisitions of existing occupational medicine and physical therapy practices.

  .  Start-up of Company centers in strategic locations.

  . Strategic alliances with workers' compensation insurers and managed care companies, provider groups such as integrated delivery systems, and group health insurers and health maintenance organizations.

Subsequent to an acquisition or joint venture, new centers are converted to the Company's practice model through implementation of the OH+R System. New services are added as required to provide the Company's full-service offering. On-site services are often delivered to employers within the service area of a center and are a natural extension of center operations. The Company's direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of on-site service opportunities not proximate to a center.

  The Company's operating strategy is based upon:

  . Integration of Services--Prevention and compliance services provide important baseline information to clinicians as well as knowledge of the work site, which make the treatment of subsequent injuries more effective. Close management and coordination of all aspects of an injured worker's care are essential to ensuring the earliest possible return to work. Management and coordination are difficult, if not impossible, when clinicians are not working within an integrated system. A "one-stop shop" significantly reduces the number of communications required for a given case and eases the coordination effort, while enhancing patient convenience.

  . Quality Care and Outstanding Service--For a number of reasons, injured workers often receive second-class care. A lack of quality care is costly to the worker because of longer recovery time and the employer since it leads to lost work days. The Company is committed to providing outstanding service--to patients, to employers and to third parties. From van pick-ups for injured workers to custom services addressing an employer's specific needs, the Company attempts to deliver the level of service that is expected from companies noted for extraordinary service but typically not provided by healthcare providers.

  . Outcome Tracking and Reporting--The OH+R System is focused on achieving successful outcomes--cost-effectively returning injured workers back to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers back to the job faster and for costs substantially lower than the national averages.

  . Low Cost Provider--The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it continuously is working to further reduce the cost of providing care by increasing the productivity of clinicians and administrative personnel. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

  . ""At Risk" Reimbursement--The Company believes that case rates, capitation and eventually outcome-based reimbursement will become more prevalent in workers' compensation. The Company offers case rates, capped fee-for-service programs and other innovative pricing programs, which differentiate the Company from its competitors. The Company believes its outcome data and management information systems enable it to properly price and manage "at risk" reimbursement programs, enhancing the Company's profitability while providing increased accountability for results to client employers.

SERVICES

  The Company's centers provide a "one-stop shop" for the prevention, treatment and management of work-related injuries and illnesses. Centers are staffed with multidisciplinary teams, including physicians, physician assistants, psychologists, physical and occupational therapists, exercise physiologists and athletic trainers, as well as a manager, a client relations director and support personnel. Each center also establishes relationships with local specialty physicians for the provision of needed services.

  Clinicians at the Company's centers specialize in work-related injuries and illnesses and are trained to implement the OH+R System which is derived from a sports medicine philosophy and consists of an integrated set of proprietary protocols covering injury prevention and every aspect of injury treatment and management from the initial visit through return to work. Over the last five years of its evolution, the OH+R System has been proven effective in reducing lost work days. The principal tenets of the OH+R System are:

  . Prevention--The least costly work-related injuries are those that never happen. The Company offers a full range of prevention programs from on-site job analysis to back schools and vaccination programs.

  . Early, Appropriate Care--An injured worker should be evaluated as soon as possible after an injury and receive appropriate treatment. Early intervention by a qualified provider is critical for "damage control" and to get the injured worker on track for the earliest possible return to work.

  . Objective Testing--In addition to identifying the minority of injured workers who are malingerers, objective testing is important for determining starting points, measuring progress and focusing treatment on physical findings and functionality rather than complaints of pain.

  . Active, Time-Limited Rehabilitation--Early mobilization, active exercise and goal-oriented rehabilitation are most effective in restoring function. Physical and/or functional therapy provides diminishing returns after a certain amount of time, at which point, it must be curtailed to control costs.

  . On-Site Services--The actual job site often can be the most effective and expedient location to render prevention services or to treat an injured worker when circumstances permit such services to be delivered cost-effectively.

  Specific services provided by the Company include:

 Prevention

  The Company offers a full array of services to employers, either at Company centers or on-site at employer locations, which are designed to prevent injuries before they happen and for regulatory compliance. Specifically, the Company offers:

  .  Pre-placement exams                   .  On-site job analysis


  .  Drug and alcohol testing              .  Wellness and evaluation programs


  .  Annual physicals                      .  Medical review officers


  .  Medical monitoring programs           .  Occupational health consulting


  .  Americans with Disabilities Act       .  Travel medicine
     compliance services

 Treatment

  Urgent Medical Care provides immediate access to specialized medical care for work-related injuries and illnesses. The occupational medicine physicians at the Company's centers provide timely, quality care to injured employees that is cost-effective and act as gatekeepers for other medical services.

  Rehabilitation Programs are utilized when appropriate and necessary to assist in the return-to-work effort. Physical therapy, hand therapy and job simulation activities are provided, at Company centers or on-site at employer locations, to injured employees through defined programs that are goal-oriented and time-limited. The Company employs a "sports medicine" approach to rehabilitation. As with other athletes, "industrial athletes" require early intervention, active exercise and the proper motivational atmosphere to get them "back in the game" as quickly and safely as possible.

 Management

  Proper management of work-related injuries is an essential part of successfully returning injured employees to productivity. The Company's case management system consists of two distinct components:

  Case Management provides critical communications to all "key" players involved in the return-to-work effort, including the employee, employer and insurance representative.

  Care Management encompasses control and coordination of all aspects of the injured employee's care. The Company's medical and rehabilitation team members are located in the same facility and work within an integrated system of formal, defined protocols. This approach allows superior, ongoing communication among clinician team members regarding the most appropriate treatment plan and eliminates "system delays" (i.e., time lost as patients deal with several, unrelated providers).

 Other Services

  For those injured employees who are not Company patients, the Company can assist employers in determining the proper course of action to follow by providing: Independent Medical Exams, Functional Capacity Evaluations, and Fitness for Duty Exams.

FUTURE SERVICE OFFERINGS

  The Company's internal development strategy is to build on its existing relationships with client employers by continuing to add other healthcare services that assist them in controlling healthcare costs.

  The Company is currently developing service offerings that assist employers in reducing non-work-related disability costs. These services leverage the Company's injury evaluation and treatment expertise and its experience in early return to work. The addition of these services fits with the current trend of employers coordinating both work-related and non-work-related disability management.

  Disease management--preventative care and enhanced treatment regimens for high cost chronic diseases--is becoming a major focus of employers and their health insurers as the next step in reducing group healthcare costs. By providing prevention and monitoring services for chronic diseases at the work site, compliance increases thereby increasing effectiveness. The Company's on-site medical and rehabilitation clinicians are well suited to provide many of these services in addition to occupational health services currently provided.

  The Company is also developing programs in other markets in which its core clinical competencies are relevant. For example, many states are implementing legislation providing premium discounts on auto insurance for consumers agreeing to use specified preferred provider networks if they are injured in an accident. The Company's expertise in treating and managing work-related musculoskeletal injuries within the medicolegal environment of workers' compensation positions it well to address the high costs of auto injuries.

AGREEMENTS WITH MEDICAL PROVIDERS

  Medical and other professional services at the Company's centers are provided through independently organized professional corporations or licensed satellite clinics (collectively, the "Medical Providers") that enter into management agreements with the Company or its affiliated joint ventures, which subcontract with the Company. The Company provides a wide array of business services under these management and submanagement agreements, such as providing personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, marketing and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers under the direction of the Medical Providers provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company's service mark " Occupational Health + Rehabilitation." The management agreements have automatically renewing terms and specific termination rights.

MARKETING

  The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. These parties strongly influence (and in many instances direct) an injured worker's choice of provider. In addition, employers select providers for prevention services. The direct sales effort is supported by direct mail programs, selective advertising and by a strong public relations effort focused on reinforcing the Company's position as a leader in the field.

  The client relations director, or CRD, of each center directs the marketing effort. The CRD also handles client service problems, client training and the development of customized services to address unique client needs. CRDs often have experience in health care, preferably as salespersons of managed care services.

EXPANSION PLAN

  The Company's objective is to build a comprehensive regional network of centers through joint venturing and affiliations, acquiring practices, entering into strategic alliances and establishing start-up centers. The Company's management team is comprised of healthcare executives who are experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System with its documented protocols covering all aspects of center and on-site operations facilitates smooth assimilation. The Company believes that occupational health services, like all other segments of the healthcare industry, will begin to feel the pressure of managed care and other cost containment efforts from employers. These pressures and the expected continuance of regulatory complexities in the workers' compensation system will cause a need, in the Company's opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations such as the Company so that they may provide convenient, cost-effective quality care. Because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

EVALUATION CRITERIA

  The key criteria for evaluating expansion opportunities are:

  .   Quality of care

  .  Market share and reputation in local markets

  .  Sources of patient flow

  .  Willingness to implement the OH+R System

  .  Range of services provided

  .  Ease of conversion/addition of services

HOSPITAL JOINT VENTURES AND AFFILIATIONS

  One of the Company's intended principal methods of expansion is entering into joint ventures or affiliations with hospitals to operate the hospitals' occupational health programs, which are then converted to full-service Company centers. There are approximately 1500 hospital-based occupational health programs in the United States, 300 of which are in the New England and Middle Atlantic states.

  Most hospital occupational health programs have developed by default. Employers and injured employees have naturally looked to the local hospital for treatment of work-related injuries. In addition, as OSHA and other safety and health regulations came into existence, hospitals again were the logical, and often only, place for employers to turn for service. The majority of the occupational health services offered by hospitals are delivered by functional departments where occupational health is a small percentage of the services rendered. Management of care, employer communications and, ultimately, successful outcomes are extremely difficult to accomplish. Therefore, many hospitals are looking to acknowledged experts in the field such as the Company for effective outsourcing of their occupational health programs.

  By affiliating with the Company, hospitals benefit from:

  .  The OH+R System--a proven clinical and operating system

  .  Access to the Company's regional network of multi-location clients

  . The Company's expertise in delivering high quality care and outstanding service that enhances a hospital's reputation with employers

  . The Company's entrepreneurial work environment that provides incentives for performance

  . Off-campus facilities providing outposts in geographic market segments that can generate inpatient referrals

  .  Minimizing capital requirements

  Hospital affiliations allow the Company to leverage the name and position of the institution within a community to ease market entry and expedite building market share. In addition, as healthcare reform proceeds, either with or without government intervention, integrated healthcare delivery systems are expected to develop around networks of hospitals. Employers will contract with these systems to provide for all the healthcare needs of their employees, including the prevention and treatment of work-related injuries and illnesses. It is strategically important for the Company to have links to these systems to be well-positioned to become the occupational health provider for a system.

  The Company's first joint venture was established in April, 1995 as a partnership with an affiliate of New England Baptist Hospital ("NEBH"), a leading hospital in the Boston area for the treatment of musculoskeletal injuries. This partnership operates two occupational healthcare centers located in the Greater Boston area. During 1996, the Company continued the implementation of its strategy through consummation of a joint venture with a subsidiary of Central Maine Medical Center ("CMMC"), a 132-bed general medical and surgical hospital in Lewiston, Maine. The venture was formed in August 1996 to operate CMMC's occupational health program.

  The Company's joint venture/affiliation strategy has continued to gain momentum in the first quarter of 1997 with the addition of strategic relationships with Eastern Maine Health Care ("EMH"), Maine Medical Center and Kent County Memorial Hospital ("Kent"). EMH is the parent of Eastern Maine Medical Center, a 348-bed general medical and surgical hospital in Bangor, Maine, which provides tertiary care throughout Northern Maine. Through an exclusive affiliation with EMH and related parties, the Company provides comprehensive occupational health services to employers and their employees in Northern and Eastern Maine. Maine Medical Center is the largest tertiary care hospital in Maine with 598-beds and over 500 active physicians on its medical staff. By way of a joint venture, the Company and Maine Medical Center combined their respective occupational health operations located in Portland, Maine to become the dominant occupational healthcare provider in the Portland area. Kent is a 359-bed general medical and surgical hospital located in Warwick, Rhode Island and is a teaching facility affiliated with Brown University Medical School. Kent combined its existing occupational health operations with the Company's Warwick, Rhode Island center by way of a joint venture. This combined entity commenced operations in mid-March 1997.

  The Company's typical joint venture model consists of the Company's retaining an ownership interest of at least 51% of the venture. The Company provides all necessary personnel and assumes management responsibility for the day-to-day operation of the venture. In return for such services, the Company will receive a fee customarily including a component based upon the net revenue attained by the venture and a reimbursement of all of the Company's personnel costs and other expenses incurred with regard to such management services. Further, in an attempt to assure the venture's success, it is not unusual that the joint ventures participants mutually agree not to separately provide competing services within a defined geographic radius.

  The Company is continuously discussing and exploring the establishment of similar arrangements with other hospitals located throughout the Northeast.

ACQUISITIONS, STRATEGIC ALLIANCES AND START-UPS

  By acquiring private practices - either occupational medicine or physical therapy practices - the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians which can complement the Company's direct marketing to employers. Alternatively, occupational medicine practices have established relationships with employers to whom the Company's more comprehensive services may be provided.

  In September 1996, the Company expanded its platform of services to include an innovative program of on-site occupational and physical therapy and related assessments, evaluations and injury prevention programs. This expansion was accomplished by the Company's acquisition of certain assets of ArgosyHealth ("Argosy"), an occupational health services company headquartered in Horsham, Pennsylvania, which were subsequently contributed to a joint venture between the Company and Argosy. The goal of the joint venture is to provide these convenient on-site services for employers located throughout the Northeast and several Mid-Atlantic states. The joint venture has provided services at over 100 employer sites situated in Maine, Vermont, Massachusetts, Rhode Island, New Jersey, Delaware, Pennsylvania, Maryland, Virginia and the District of Columbia.

  In the first quarter of 1997, the Company has continued to implement its acquisition strategy through its purchases of Immediate Care Health Center ("ICHC") and Business Health Management ("BHM"). ICHC is a leading provider of occupational medicine and urgent care services in the Burlington, Vermont area. BHM provides medical consulting services regarding occupational and environmental health issues, on-site contract medical services, medical surveillance programs, and drug testing programs. BHM's client list includes various Fortune 500 employers.

  The Company will also consider establishing start-up centers. This approach is most suitable for geographic areas proximate to existing Company centers where a large source of patients can be assured through arrangements with large employers and third party administrators or where competition is limited.

COMPETITION

  Most organizations providing care for work-related injuries and illnesses in the Northeast are local providers or hospitals. The fundamental difference between the Company and these providers is the Company's focus on combining multiple disciplines to address the needs of a single market segment--work-related injuries and illnesses. Other providers are generally organized to provide services, such as physical therapy, to a wide variety of market segments with differing needs regardless of the source of the injury or type of patient or injury.

  The vast majority of the Company's competitors are local operations and typically provide only some of the services required to successfully resolve work-related injuries and illnesses. Hospitals typically provide most of the required services but not as part of a tightly integrated, formal care system. Injured workers tend to be a small segment of the patients seen by the individual hospital departments involved, and department personnel tend not to have any particular training or expertise in work-related injuries and illnesses.

  OccuSystems, Inc. states that it is the nation's largest physician practice management company focusing on occupational healthcare. The Company further understands that other large and diversified national healthcare companies including HEALTHSOUTH Corporation and NovaCare, Inc. have stated their intention to become occupational health providers and have begun implementation of such services. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which the Company currently operates and many of the other markets it is exploring in the Northeast, there can be no assurance that these competitors will not establish such services in these markets. These companies are larger than the Company and have greater financial resources.

LAWS AND REGULATIONS

 General

  As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its operations are in material compliance with applicable laws. Nevertheless, because of the special nature of the Company's relationship with the Medical Providers, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation, and there can be no assurance that a review of the Company's or the Medical Providers' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Medical Providers or that the healthcare regulatory environment will not change so as to restrict the Company's or the Medical Providers' existing operations or their expansion.

 Workers' Compensation Legislation

  The federal government and each state in which the Company does business administer workers' compensation programs, which require employers to cover medical expenses, lost wages and other costs resulting from work-related injuries, illnesses and disabilities. Medical costs are paid to healthcare providers through the employers' purchase of insurance from private workers' compensation carriers, participation in a state fund or by self-insurance. Changes in workers' compensation laws or regulations may create a greater or lesser demand for some or all of the Company's services, require the Company to develop new or modified service or ways of doing business to meet the needs of the marketplace and compete effectively or modify the fees that the Company may charge for its services.

  Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide medical care to their employees and where those services will be provided, and attempt to contain medical costs associated with workers' compensation claims. Some states have implemented diagnosis-specific fee schedules that set maximum reimbursement levels for healthcare services. The federal government and certain states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation.

  When not governed by a fee schedule, the Company adjusts its charges to the usual and customary levels authorized by the payor.

 Corporate Practice of Medicine and Other Laws

  Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to the sharing of fees between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine.

  Laws and regulations relating to the practice of medicine, the sharing of fees and similar issues vary widely from state to state, are often vague and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and believes that its operations and planned activities do not violate any applicable medical practice, the sharing of fees or similar laws, there can be no assurance that
(i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business. In addition, the laws and regulations of some states could restrict expansion of the Company's operations into those states.

 Fraud and Abuse Laws

  A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or state health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of certain "designated medical services"; some of which are provided by the Medical Providers that engage the Company's management services.

  Most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest.

  All of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company's business and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with all applicable federal and state anti-referral prohibitions. The Company also continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business.

 Uncertainties Related to Changing Healthcare Environment

  Over the last several years, the healthcare industry has experienced change. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs, including capitation plans, may play an increasing role in the delivery of occupational healthcare services. Further, competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, health maintenance organizations and other significant providers of managed care products. To facilitate the Company's managed care strategy, the Company is offering risk-sharing products for the workers' compensation industry that will be marketed to employers, insurers and managed care organizations. No assurance can be given that the Company will prosper in the changing healthcare environment or that the Company's strategy to develop managed care programs will succeed in meeting employers' and workers' occupational healthcare needs.

 Environmental

  The Company and the Medical Providers are subject to various federal, state and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company's facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with applicable law.

SEASONALITY

  The Company is subject to the natural seasonal swing that impacts the various employers and employees it services. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the effect of these swings and provide services aimed to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of seasonality. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, net revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions in the Northeast. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

EMPLOYEES

  As of February 21, 1997, the Company employed 215 individuals on a full and part-time basis. None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  Statements contained in this Annual Report on Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

  The Company rents approximately 5,250 square feet of office space for its corporate offices in Hingham, Massachusetts. The Company's centers range in sizes from approximately 725 square feet to 15,239 square feet and have lease terms of three years to six years with varying renewal or extension rights.

  A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room and ancillary areas for reception, drug testing collection, rehabilitation, client education and administration. The centers generally are open from nine to twelve hours per day at least five days per week.

  The Company believes that its facilities are adequate for its reasonably foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect upon its business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Prior to the Merger on June 6, 1996, Telor's common stock was traded on the Nasdaq National Market under the symbol TELR. Since that date, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol OHRI. The following table sets forth the high and low bid quotations for the Company's Common Stock (which have been retroactively adjusted for the one-for-ten reverse stock split effective November 15, 1995) as reported by Nasdaq during the periods shown below.

                                                                HIGH    LOW
                                                                ----    ----
      Quarter ended March 31, 1995............................. $17 1/2 $ 7 1/2
      Quarter ended June 30, 1995..............................  23 1/8  12 1/2
      Quarter ended September 30, 1995.........................  20 5/8    5
      Quarter ended December 31, 1995..........................   8 1/2   2 1/2
      Quarter ended March 31, 1996.............................   6 5/8   3 1/2
      Quarter ended June 30, 1996..............................   5 1/2   3 1/8
      Quarter ended September 30, 1996.........................   5 1/2   3 1/8
      Quarter ended December 31, 1996..........................   6 7/8    4

  The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 28, 1997, there were approximately 60 holders of record of the Company's Common Stock.

  The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. In addition, the consent of holders of the members of the Board of Directors nominated solely by the holders of Series A Convertible Preferred Stock is required before any dividends (other than dividends payable in Common Stock) may be declared and paid upon or set aside for the Common Stock of the Company in any year.

  The transfer agent and registrar for the Company's Common Stock is Boston EquiServe, L.P.

  During the fiscal year ended December 31, 1996, the Company sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

    (i) On June 6, 1996, the Company issued 681,415 shares of its Common Stock to stockholders of OH+R in connection with the Merger in reliance upon the exemption from the registration requirements of the Securities Act by Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder.

    (ii) On January 6, 1997, the Company issued 100,502 shares of its Common Stock, valued at a price of $4.975 per share, to Argosy Health, L.P. in connection with the purchase by the Company of certain assets of Argosy Health, L.P. on September 11, 1996 and in reliance upon the exemption from registration requirements of the Securities Act by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

    (iii) On November 6, 1996, the Company issued 1,416,667 shares of its Series A Convertible Preferred Stock, for a purchase price of $6.00 per share, to certain venture capital funds in reliance upon the exemption from the registration requirements of the Securities Act by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

  In claiming the exemptions under Sections 3(b) and 4(2), the Company relied in part on the following facts: (1) each of the purchasers represented that such purchaser (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c) had access to or was furnished with the kinds of information that registration under the Securities Act would have provided; (d) acquired the shares for the purchaser's own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (2) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

ITEM 6. SELECTED FINANCIAL DATA

  The consolidated statement of operations data set forth below with respect to the years ended December 31, 1996, 1995, and 1994 and the consolidated balance sheet data as of December 31, 1996 and 1995 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated financial statement of operations data for the year ended December 31, 1993 and the six months ended December 31, 1992 and the consolidated financial balance sheet data at December 31, 1994, 1993 and 1992 are derived from financial statements not included herein. Due to the "reverse acquisition" accounting treatment of the Merger, the data for periods prior to the Merger represent the financial results of OH+R rather than Telor. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

                                                                                SIX MONTH
                                                                                   ENDED
                                       YEAR ENDED DECEMBER 31                  DECEMBER 31,
                          ---------------------------------------------------  ------------
                              1996         1995         1994         1993          1992
                          ------------  -----------  -----------  -----------  ------------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net patient service rev-
 enue...................  $  9,041,199  $ 5,798,037  $ 2,570,636  $ 1,618,242   $  805,522
Management fee income...       187,339      189,323      108,580       88,655            0
Other income............             0       36,587       13,146       30,942       11,322
                          ------------  -----------  -----------  -----------   ----------
Total revenue...........     9,228,538    6,023,947    2,692,362    1,737,839      816,844
Operating and
 administrative
 expenses...............   (10,820,308)  (7,697,903)  (3,865,263)  (3,043,429)    (824,375)
Depreciation and amorti-
 zation.................      (449,170)    (365,486)    (222,274)    (219,616)     (97,826)
Interest expense........      (252,054)     (96,746)     (53,408)     (55,822)     (23,139)
Interest income.........       135,192       37,566       38,154       43,109       19,895
Minority interest in net
 loss of subsidiary.....       308,215      322,211            0            0            0
                          ------------  -----------  -----------  -----------   ----------
Loss before income tax-
 es.....................    (1,849,587)  (1,776,411)  (1,410,429)  (1,537,919)    (108,601)
Deferred income tax ben-
 efit...................                                               32,860       43,440
                          ------------  -----------  -----------  -----------   ----------
Net loss available to
 common stock...........  $ (1,849,587) $(1,776,411) $(1,410,429) $(1,505,059)  $  (65,161)
                          ============  ===========  ===========  ===========   ==========
Net loss per share......  $      (1.64) $     (2.69) $     (2.68) $     (3.73)  $     (.20)
                          ============  ===========  ===========  ===========   ==========
Weighted-average common
 shares and common share
 equivalents
 outstanding............     1,129,611      661,306      526,685      403,164      318,853
                                                   DECEMBER 31
                          -----------------------------------------------------------------
                              1996         1995         1994         1993          1992
                          ------------  -----------  -----------  -----------  ------------
CONSOLIDATED BALANCE
 SHEET DATA:
Working capital.........  $  8,845,989  $  (340,046) $ 1,216,852  $ 1,574,668   $1,320,664
Total assets............    15,476,137    4,249,262    3,504,957    3,576,257    2,821,373
Long-term debt less,
 current portion........       745,328    1,160,553      670,313      721,105      626,242
Redeemable Convertible
 Preferred Stock........     8,423,003    7,179,221    6,018,545    4,391,668    2,100,000
Stockholders' equity
 (deficit)..............     3,415,343   (6,187,405)  (3,850,989)  (2,020,447)    (181,244)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is the surviving corporation of the Merger of OH+R into Telor. Pursuant to the Merger, the ophthalmic pharmaceutical business of Telor ceased, and the business of the surviving corporation was changed to the business of OH+R.

  The Company is a physician practice management company specializing in occupational health care. The Company develops and operates multidisciplinary outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers under management and submanagement agreements with Medical Providers that practice exclusively through such centers.

  The Company's operations have been funded primarily through venture capital investments and the Merger. The Company's growth has resulted predominantly from the formation of joint ventures, acquisitions and development of businesses principally engaged in occupational health care.

  The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company's consolidated statements of operations bear to total revenue. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

                                                 YEAR ENDED DECEMBER 31
                                                 ---------------------------
                                                  1996      1995      1994
                                                 -------   -------   -------
     Total revenue..............................   100.0 %   100.0 %   100.0 %
     Operating and administrative expenses......  (117.2)   (127.8)   (143.6)
     Depreciation and amortization..............    (4.9)     (6.0)     (8.2)
     Interest expense...........................    (2.7)     (1.6)     (2.0)
     Interest income............................     1.5       0.6       1.4
     Minority interest in net loss of subsidi-
      ary.......................................     3.3       5.3       --
     Loss before income taxes...................   (20.0)    (29.5)    (52.4)
     Income taxes...............................     0.0       0.0       0.0
     Net loss...................................   (20.0)%   (29.5)%   (52.4)%
                                                 =======   =======   =======

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994.

 Revenue

  During 1996, the Company devoted significant time and resources to the Merger and to raising capital. Notwithstanding these efforts, total revenue increased 53.2% to approximately $9,229,000 in 1996 from $6,024,000 in 1995.
Total revenue increased 123.8% from 2,692,000 in 1994. Net patient service revenue, which represents the most significant component of total revenue, increased 55.9% to approximately $9,041,000 in 1996 from $5,798,000 in 1995.
Net patient service revenue increased 125.5% from $2,571,000 in 1994. Of the increase in net patient service revenue from 1995 to 1996, $1,191,000 resulted from practices acquired and developed in 1996; $710,000 (21.9%) resulted in increased business in the Company's already existing markets and $1,342,000 resulted from three practices acquired/developed in 1995. Of the increase in net patient service revenue in 1995, $1,775,000 resulted from practices acquired during 1995, $293,000 (9.1%) resulted in increased business in the Company's already existing markets and $1,159,000 resulted from two practices acquired/developed in 1994.

 Operating and Administrative Expenses

  Operating expenses increased 40.6% to $10,820,000 from $7,698,000 in 1995. Operating expenses in 1995 increased 99.2% from $3,865,000 in 1994. These increases were principally due to the acquisition and development of additional practices. As a percentage of total net revenues, these costs were 117.1%, 127.8% and 143.6% in 1996, 1995, and 1994, respectively. The Company believes that as additional acquisitions are completed further leveraging of existing management will occur and, as a result, operating and administrative expenses will further decline as a percentage of total revenue.

 Depreciation and Amortization

  Depreciation and amortization expense increased 23.0% to $449,000 in 1996 from $365,000 in 1995 and 64.4% from $222,000 in 1994. These increases are as a result of the Company's growth through center acquisitions and development. As a percentage of revenue, depreciation and amortization decreased to 4.9% in 1996 from 6.0% in 1995 and from 8.2% in 1994.

 Interest Expense

  Interest expense increased 159.8% to $252,000 in 1996 from $97,000 in 1995 and 83.0% from $53,000 in 1994. These increases were due to the incurrence of certain debt as consideration for several acquisitions. Additionally, in June 1995, the Company sold certain accounts receivable to provide operating cash and to pay down certain term loans and notes payable. As a percentage of total revenues, interest expense was 2.7% in 1996, 1.6% in 1995, and 2.0% in 1994.

 Interest Income

  Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 255.3% to approximately $135,000 in 1996 from $38,000 in 1995. Interest income remained unchanged in 1995 from $38,000 in 1994. The increase in 1996 was related to additional funds received by the Company as a result of the Merger and the sale of preferred stock through a private placement.

 Minority Interest

  Minority interest represents the share of profits and losses of certain investors in certain joint ventures with the Company. For the year ended December 31, 1996, the minority interest in net profits/losses of subsidiaries decreased by 4.3% to approximately $308,000 from approximately $322,000 in 1995. The Company had no ownership interest in any joint ventures during 1994.

SEASONALITY

  The Company is subject to the natural seasonal swing that impacts the various employers and employees it services. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the effect of these swings and provide services aimed to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of seasonality. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, net revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions in the Northeast. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, OH+R's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the sale of a minority interest in NEB Occupational Health. Net proceeds from the sale of capital stock have totalled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. The Company intends to use the funds in its expansion effort and for working capital. During 1996 and 1995, the Company received approximately $3.8 million and $1.8 million, respectively, from the sale of certain accounts receivable. At December 31, 1996, the Company had $8.8 million in working capital, an increase of $9.2 million from December 31, 1995. The Company's principal sources of liquidity as of December 31, 1996 consisted of (i) cash and cash equivalents aggregating $8.6 million and (ii) accounts receivable of $1.5 million.

  Net cash used in operating activities by the Company during 1996 was approximately $2,700,000 as compared to approximately $795,000 for 1995 and $1,232,000 in 1994. The principal use of cash was to fund the Company's operations for centers in early stages of development, to provide working capital to centers acquired and, in 1996, to fund certain expenses related to the Merger. These operating losses were offset by non-cash expenses, such as depreciation and amortization and by fluctuations in working capital during those periods. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

  The Company's investing activities for 1996 included the Merger, pursuant to which the Company received approximately $4.5 million of cash. During 1996, the Company also invested approximately $892,000 in cash for the acquisition of an ambulatory care facility and a rehabilitation business. In the previous year, the Company also invested approximately $336,000 in cash for the acquisition of several occupational medicine businesses. In 1994, the Company invested approximately $41,000 for the purchase of an outpatient medical center. The Company spent approximately $131,000 for the purchase of equipment during 1996 as compared to approximately $162,000 in 1995 and $73,000 in 1994.

  For the year ended December 31, 1996, cash of $ 8.0 million, net, was provided by financing activities primarily as a result of sale of preferred stock through a private placement. Advances of $300,000 under a bank line of credit and $200,000 in other short-term loans were offset by payments of existing loans payable, noncompete agreements and capital lease obligations aggregating approximately $746,000. In 1995, the Company generated approximately $600,000 from the sale of preferred stock and received $196,000 through a partnership contribution. The net uses of cash in 1995 were primarily the pay down of certain bank loans and capital lease obligations totaling approximately $342,000. In 1994, cash of $911,000 was provided by financing activities primarily as a result of the sale of preferred stock and proceeds from a line of credit. In 1994, payments of long-term debt and capital lease obligations aggregated $164,000.

  The Company expects that its principal use of funds in the near future will be in connection with acquisitions, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, and cash generated from operations, will be adequate to provide working capital requirements and debt obligations and to finance any necessary capital expenditures through December 31, 1997. However, the Company believes that the level of financial resources available to it is an important competitive factor and may seek additional financing prior to the end of that period. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest, which additional capital may be necessary to fund acquisitions by the Company. The Company is currently pursuing obtaining a working capital line of credit. Subject to the satisfaction of various conditions, prior to May 6, 1997, the Company may sell additional shares of its Series A Convertible Preferred Stock to the original purchasers thereof for gross proceeds to the Company of $1,500,000.

INFLATION

  The Company does not believe that inflation had a significant impact on its results of operations during the last three years. Further, inflation is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its billings and collections.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The auditors' reports, consolidated financial statements and financial statement schedules that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 hereof are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by this Item has been previously reported by the Company in Form 8-K dated September 24, 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company are as follows:

      NAME               AGE                     POSITION WITH THE COMPANY
      ----               ---                     -------------------------
John C. Garbarino.......  44 President, Chief Executive Officer and Director
Richard P. Quinlan......  38 Chief Financial Officer, Treasurer, Secretary and General Counsel
James R. Salandi........  50 Senior Vice President, Corporate Development
Joseph J. Travia, Jr....  44 Senior Vice President, Operations
Lynne M. Rosen..........  35 Vice President and Assistant Secretary
H. Nicholas Kirby.......  48 Vice President, Corporate Development
David R. McLarnon.......  42 Vice President, Operations
Kathryn G. Converse.....  46 Corporate Controller and Assistant Secretary
Edward L. Cahill........  44 Director
Kevin J. Dougherty......  50 Director
Angus M. Duthie.........  57 Director

  John C. Garbarino, a founder of OH+R, was its President and Chief Executive Officer since its formation in July 1992 and has been President and Chief Executive Officer of the Company since the Merger. From February 1991 through June 1992, Mr. Garbarino served as President and Chief Executive Officer of Occupational Orthopaedic Systems, Inc., a management company that operated Occupational Orthopaedic Center, Inc., a company which was the initial acquisition of OH+R. From 1985 to January 1991, Mr. Garbarino was associated in various capacities with Foster Management Company ("Foster"), a private investment company specializing in developing businesses to consolidate fragmented industries. In his association with Foster, Mr. Garbarino was a general partner and consultant and held various senior executive positions (including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) in Chartwell Group Ltd., a Foster portfolio company organized to consolidate through acquisitions the highly fragmented premium priced segment of the interior furnishings industry. Previously, Mr. Garbarino participated in the venture capital industry as a founder and general partner of Fairfield Venture Partners, L.P. and as vice president and treasurer of Business Development Services, Inc., a venture capital subsidiary of General Electric Company. Mr. Garbarino is a C.P.A. and previously worked at Ernst & Whinney (a predecessor to Ernst & Young LLP).

  Richard P. Quinlan joined the Company as Chief Financial Officer, Treasurer, Secretary and General Counsel in November 1996. From December 1991 to October 1996, Mr. Quinlan was Senior Vice President and General Counsel of AdvantageHEALTH Corporation, a provider of physical rehabilitation services, subacute services, home health services, and senior living/assisted living services in the Northeast United States, and now a wholly-owned subsidiary of HEALTHSOUTH Corporation, a provider of outpatient and rehabilitative healthcare services. From June 1985 to November 1991, he practiced law with Nutter, McClennen & Fish in Boston, Massachusetts and served as a partner during his final two years there.

  James R. Salandi joined the Company as Senior Vice President, Corporate Development in December 1996. From April 1992 to November 1996, Mr. Salandi was Executive Vice President of Corporate Development at AdvantageHEALTH Corporation, now a wholly-owned subsidiary of HEALTHSOUTH Corporation. During that time, AdvantageHEALTH grew from approximately 30 locations in 5 states to over 150 locations in 10 states. Over the previous 13 years, Mr. Salandi held similar senior positions with American Medical International and National Medical Enterprises, Inc., two multi-hospital companies. Mr. Salandi has over 20 years experience in healthcare sales, marketing and corporate development.

  Joseph J. Travia, Jr. joined OH+R as Senior Vice President, Operations in March 1996 and has continued in that position since the Merger. From April 1991 to January 1996, Mr. Travia was Senior Vice President, Operations of Apogee, Inc., a national behavioral health care company. He also served as a director of Apogee, Inc. from December 1991 to December 1994. From May 1990 to March 1991, he acted as a consultant to third party administrators, insurance carriers, and marketers involved in the health care industry. From 1978 to 1990, Mr. Travia was with the Arthur D. Little, Inc. family of companies. He was President and Chief Executive Officer of Arthur D. Little's national third party administrator subsidiary from 1984 through 1990, and from 1981 to 1984 was Vice President and Chief Financial Officer of an Arthur D. Little company which provided services to the health care industry through consulting and the design, development and implementation of health care systems. Mr. Travia is a past President and former director of the Insurance Institute and is also a member of the American Institute of Certified Public Accountants.

  Lynne M. Rosen, a founder of OH+R, was its Vice President since its formation in July 1992 and has been Vice President and Assistant Secretary of the Company since the Merger. From April 1988 through June 1992, Ms. Rosen held various positions with the Occupational Orthopaedic Center, Inc., including general manager. Ms. Rosen was an athletic trainer at the University of Pennsylvania Sports Medicine Center from 1986 to March 1988 and at the University of Rhode Island from 1985 to 1986. She has published several papers and made a number of presentations in the area of orthopedic rehabilitation.

  H. Nicholas Kirby, has served as Vice President, Corporate Development of the Company since June 1996. From August 1994 to June 1996, he was OH+R's Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. ("LINK") from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine, which focused on testing and evaluation of injured and ill workers as well as providing ergonomic and workers' compensation cost control consulting services.

  David R. McLarnon joined the Company as Vice President, Operations in December 1996. From January 1994 to November 1996, Mr. McLarnon was Corporate Vice President, Ambulatory Division of AdvantageHEALTH Corporation and was responsible for outpatient rehabilitation operations in a seven-state region. Prior to his position with AdvantageHEALTH Corporation, Mr. McLarnon held positions with The Mediplex Group, pursuant to which he served as an administrator of outpatient rehabilitation services for the company's operations in Denver, Colorado as well as provided development and administrative services for certain of the company's comprehensive outpatient rehabilitation facilities in Florida. Previously, Mr. McLarnon co-founded and operated a five center physical therapy practice in the Denver, Colorado area. Mr. McLarnon has twenty years of orthopedic, sports and industrial rehabilitation experience.

  Kathryn G. Converse joined OH+R as Corporate Controller in July 1992 and has been Corporate Controller of the Company since the Merger. From 1989 to July 1992, Ms. Converse was Regional Manager of Finance for Medical West Community Health Center, Inc. ("Medical West"), a health maintenance organization wholly-owned by Blue Cross and Blue Shield of Massachusetts, Inc. She was a Site Financial Manager for a Medical West staff model health center from 1986 to 1989. From 1979 to 1986, Ms. Converse was in public accounting.

  Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a founding partner of Cahill, Warnock & Company, LLC ("Cahill, Warnock"), an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex Brown & Sons where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of GENEMEDICINE, INC., Prism Health Group, Inc. and The Maryland Bioprocessing Center and a trustee of St. John's Preparatory School.

  Kevin J. Dougherty served as a director of OH+R since July 1993 and has been a director of the Company since the Merger. Mr. Dougherty is currently a General Partner of The Venture Capital Fund of New England, a venture capital firm he joined in April 1986. Previously, he participated in the venture capital industry as Vice President of 3i Capital Corporation from 1985 to 1986, and as Vice President of Massachusetts Capital Resource

Company from 1981 to 1985. Prior to that, Mr. Dougherty served as a commercial banker at Bankers Trust Company and the First National Bank of Boston. He currently serves on the board of directors of two private companies, Sierra Research & Technology, Inc. and High Road, Inc.

  Angus M. Duthie served as a director of OH+R since June 1992 and has been a director of the Company since the Merger. Mr. Duthie is currently a General Partner of Prince Ventures, L.P., a venture capital firm he co-founded in 1978. Mr. Duthie has over 28 years of experience involving portfolio management. He currently serves on the board of directors of KENETECH, Inc.

  All directors are elected to a three year term or until their successors have been duly elected and qualified. The terms of Angus M. Duthie and John C. Garbarino expired in 1996, but both persons continue to serve as directors until their successors are duly elected and qualified. The term of Edward L. Cahill expires at the 1997 Annual Meeting of Stockholders and the term of Kevin J. Dougherty expires at 1998 Annual Meeting of Stockholders.

  Pursuant to the terms of the Series A Convertible Preferred Stock contained in the Company's Restated Certificate of Incorporation, as amended, the holders of the Series A Convertible Preferred Stock, voting as a single class, are entitled to elect two directors of the Company. Mr. Cahill currently serves as one of those two directors, with the other directorship vacant. Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of the Company's stockholders, such stockholders have agreed to vote all of their shares of Preferred Stock and Common Stock to elect certain nominees to the Company's Board of Directors. The Stockholders' Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the Telor Principal Stockholders, as defined in the Stockholders' Agreement (presently, Angus M. Duthie); (c) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders' Agreement (presently, Kevin J. Dougherty); (d) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill); and (e) two persons unaffiliated with the management of the Company and mutually agreeable to all of the other directors.

  Executive officers serve at the discretion of the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 1996, all such reports were timely filed except (a) a Form 5 was filed late with respect to grants by the Company of stock options in October 1996 or in connection with a person's date of hire or appointment to the Board of Directors of the Company pursuant to the Company's 1993 and 1996 Stock Plans for those executive officers listed in
Item 10 and Angus Duthie and Edward Cahill, and (b) a Form 3, Form 4 or Form 5 was filed late with respect to the purchase of shares of the Company's Series A Convertible Preferred Stock in a private placement in November 1996 for BancBoston Ventures, Inc., Asset Management Associates 1989, L.P., The Venture Capital Fund of New England III, L.P., the Venrock Entities, the Partech International Entities and Kevin Dougherty (who disclaimed beneficial ownership of such shares).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

  The following table sets forth certain information regarding the compensation paid by the Company to John C. Garbarino, the Company's Chief Executive Officer, for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1996. No other executive officer of the Company received cash compensation in fiscal 1996 that exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                            LONG TERM
                                                           COMPENSATION
                                                              AWARDS
                                                           ------------
                                      ANNUAL COMPENSATION   SECURITIES
                                      --------------------  UNDERLYING   ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR SALARY ($) BONUS ($) OPTIONS (#)  COMPENSATION
---------------------------      ---- ---------- --------- ------------ ------------
John C. Garbarino..........      1996  $174,088   $25,000    128,319       $3,670(1)
 President, Chief Executive
  Officer and Director           1995  $152,191       --         --        $3,305
                                 1994  $152,191       --         --        $3,245

--------
(1) Includes $312 for premiums paid for a life insurance policy of which the Company is not the beneficiary and $3,358 for the Company's contribution under the Company's 401(k) plan.

OPTION GRANTS

  The following table sets forth information with respect to stock options granted to Mr. Garbarino during the fiscal year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR





                                                                         POTENTIAL
                                     INDIVIDUAL GRANTS              REALIZABLE VALUE AT
                         ------------------------------------------   ASSUMED ANNUAL
                          NUMBER OF  % OF TOTAL                       RATES OF STOCK
                         SECURITIES   OPTIONS                       PRICE APPRECIATION
                         UNDERLYING  GRANTED TO EXERCISE            FOR OPTION TERM (1)
                           OPTIONS   EMPLOYEES   PRICE   EXPIRATION --------------------
    NAME                 GRANTED (#)  IN 1996    ($/SH)     DATE     5% ($)    10% ($)
    ----                 ----------- ---------- -------- ---------- --------- ----------
John C. Garbarino.......   28,319(2)     7.7%    $3.53    01/23/06  $  62,868 $ 159,286
                          100,000(3)    27.3%    $6.00    11/06/06  $ 377,337 $ 956,246

--------
(1) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.
(2) 50% vested immediately prior to the consummation of the Merger, 25% vests on the first anniversary date of the Merger and 25% vests on the second anniversary date of the Merger.
(3) Options granted vest ratably over four (4) years on each of the first four anniversary dates of the grant date.

OPTION EXERCISES AND YEAR-END VALUES

  The following table sets forth information concerning option holdings as of December 31, 1996 with respect to John C. Garbarino.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                     NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                            SHARES                  UNDERLYING UNEXERCISED     IN-THE MONEY OPTIONS
                           ACQUIRED                  OPTIONS AT FY-END (#)       AT FY-END ($) (1)
                              ON         VALUE     ------------------------- -------------------------
    NAME                 EXERCISE (#) REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
    ----                 ------------ ------------ ----------- ------------- ----------- -------------
John C. Garbarino.......     --           --         33,826       120,714     $147,760     $168,325

--------
(1) Based on the fair market value of the Company's Common Stock as of December 31, 1996 ($6.875) minus the exercise price of the options.

EMPLOYMENT AGREEMENTS

  John C. Garbarino has an employment agreement with the Company dated June 6, 1996. The term of the agreement is two years from such date and renews automatically for successive one-year periods until terminated. The agreement provides for an annual salary of $180,000, subject to increase on an annual basis in the discretion of the Board of Directors, and bonus as may be determined by the Compensation Committee of the Board of Directors. Mr. Garbarino is subject to a covenant not to compete with the Company for six months after the termination of his employment. If the Company terminates the agreement without "cause" (as defined in the agreement), or if Mr. Garbarino becomes incapacitated, or if Mr. Garbarino resigns from the Company for "just cause" (as defined in the agreement), then the Company shall be obligated to pay to Mr. Garbarino six months' base salary in consideration of his covenant not to compete.

DIRECTOR COMPENSATION

  The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and any committee thereof. Pursuant to the Company's 1993 Stock Plan, each director who is not an employee of the Company is granted a non-qualified stock option on the date of his or her election to purchase 1,200 shares of the Company's Common Stock. The exercise price for each such option is the fair market value of the Company's Common Stock on the date of grant. Such options vest ratably over three years on each of the first three anniversary dates of the grant date and are exercisable for a period of ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

                                                                SHARES
                                                              BENEFICIALL
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNED (14)  PERCENT OF CLASS
------------------------------------                          ----------- ----------------
Cahill, Warnock Strategic Partners Fund, L.P. (1)......          679,042         30.2%
 10 North Calvert Street, Suite 735
 Baltimore, MD 21202
Prince Venture Partners III, L.P. (2)..................         400,045         25.4%
 10 South Wacker Drive
 Chicago, IL 60606
Partech International Entities (3).....................         283,333         15.3%
 50 California Street, Suite 3200
 San Francisco, CA 94111
Venrock Entities (4)...................................         246,784         14.2%
 30 Rockefeller Plaza, Room 5508
 New York, NY 10112
BancBoston Ventures, Inc. (5)..........................         215,636         12.9%
 100 Federal Street
 Boston, MA 02110
The Venture Capital Fund of New England III, L.P. (6)..         182,303         11.1%
 160 Federal Street, 23rd Floor
 Boston, MA 02110
Asset Management Associates 1989, L.P. (7).............         173,685         10.5%
 2275 East Bayshore Road
 Palo Alto, CA 94303
John C. Garbarino (8)..................................          92,562          5.8%
 175 Derby Street, Suite 36
 Hingham, MA 02043
Einar Paul Robsham (9).................................          78,419          5.0%
 P.O. Box 5151
 Cochituate, MA 01778
Kevin J. Dougherty (10)................................              --            *
 160 Federal Street, 23rd Floor
 Boston, MA 02110
Angus M. Duthie (11)...................................              --            *
 10 South Wacker Drive
 Chicago, IL 60606
Edward L. Cahill (12)..................................              --            *
 10 North Calvert Street, Suite 735
 Baltimore, MD 21202
All directors and executive officers a group...........         125,796          8.0%
 (11 persons) (13)

--------
* Less than 1%

 (1) Consists of 679,042 shares of Common Stock issuable upon conversion of shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). Edward L. Cahill, a director of the Company, is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.
 (2) Angus M. Duthie, a director of the Company, is a General Partner of Prince Ventures, L.P., the General Partner of Prince Venture Partners III, L.P. James W. Fordyce, Mark J. Gabrielson and Gregory F. Zaic are also General Partners of Prince Ventures, L.P. The General Partners of Prince Ventures, L.P. share voting and investment power with respect to the shares held by Prince Venture Partners III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Prince Ventures, L.P. disclaims beneficial ownership of the shares held by Prince Venture Partners III, L.P.
 (3) Consists of 86,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Axa U.S. Growth Fund, LLC, 173,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by U.S. Growth Fund Partners, C.V., 16,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Double Black Diamond II, LLC and 6,665 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Almanori Limited.
 (4) Consists of 55,316 shares of Common Stock and 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates and 24,801 shares of Common Stock and 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates II, L.P. Patrick F. Latterell, Peter O. Crisp, Ted H. McCourtney, Anthony B. Evnin, David R. Hathaway, Anthony Sun, Kimberley A. Rummelsberg and Raymond Rothrock are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.
 (5) Includes 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock.
 (6) Includes 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.
 (7) Includes 83,333 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share and investment voting power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.
 (8) Includes 33,826 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1997.
 (9) The shares shown as beneficially owned by Mr. Robsham were those reported as beneficially owned by him in a Schedule 13D filed with the SEC dated January 11, 1996.

(10) Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 6.
(11) Mr. Duthie disclaims any beneficial ownership in the shares held by Prince Venture Partners III, L.P. See Note 2.
(12) Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 1) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Cahill is a Member of Cahill Warnock & Company, LLC, the General Partner of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategies Partners Fund, L.P. and Strategic Associates, L.P.
(13) Includes an aggregate of 50,279 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1997. Does not include an aggregate of 466,712 shares of Common Stock and an aggregate of 794,678 shares of Common Stock issuable upon conversion of shares of Preferred Stock with respect to which certain directors disclaim beneficial ownership. See Notes 1, 2, 6, 10, 11 and 12.
(14) Each of the stockholders who is a party to the Stockholders' Agreement described in Item 10 may be deemed to share voting power with respect to, and may be deemed to beneficially own, all of the shares of the Company's Preferred Stock and Common Stock subject to the Stockholders' Agreement.

ITEM L3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  To provide working capital to OH+R prior to the Merger, Prince Ventures III, Limited Partnership ("Prince III") extended a line of credit to OH+R in the amount of $350,000. Angus M. Duthie, a director of the Company, is a general partner of Prince Ventures, L.P., the general partner of Prince III. OH+R borrowed $200,000 under the line of credit, which the Company repaid promptly after the Merger.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2) Financial Statements and Schedules

  The auditors' report, consolidated financial statements and financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

  (a)(3) Exhibits

  2.01(a) Agreement and Plan of Merger by and between the Company and Occupational Health + Rehabilitation Inc dated as of February 22,
          1996 (Filed as Exhibit 10.50 to Form 10-K for the year ended December
          31, 1995, File No. 0-21428, and incorporated by reference herein).
     (b) Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 30, 1996 (Filed as Exhibit 2.1(b) to Form 8-K/A dated June 6,
          1996, File No. 0-21428, and incorporated by reference herein).
     (c)  Amendment No. 2 to the Agreement and Plan of Merger, dated as of May
          10, 1996 (Filed as Exhibit 2.1(c) to Form 8-K/A dated June 6, 1996,
          File No. 0-21428, and incorporated by reference herein).
  2.02    Asset Purchase Agreement by and between Argosy Health, L.P. and the
          Company dated as of September 11, 1996 (Filed as Exhibit 2.01 to Form
          8-K dated as of September 11, 1996, File No. 0-21428, and incorporated by reference herein).
  3.01(a) Restated Certificate of Incorporation (Filed as Exhibit 4.1 to Form
          8-K/A dated June 6, 1996, File No. 0-21428, and incorporated by reference herein).
     (b)  Certificate of Designations (Filed as Exhibit 4.1 to Form 8-K dated
          November 6, 1996, File No. 0-21428, and incorporated by reference herein).
  3.02    Restated Bylaws, as amended.*
  4.01 Form of Common Stock Certificate (Filed as Exhibit 4.01 to Form 10-Q dated June 30, 1996, File No. 0-21428, and incorporated by reference herein).
  4.02    Form of Series A Convertible Preferred Stock Certificate (Filed as
          Exhibit 4.2 to Form 8-K dated November 6, 1996, File No. 0-21428, and incorporated by reference herein).
 10.01    Form of Common Stock Purchase Warrant to purchase 4,195 shares of the
          Company's Common Stock, held by each of Stephan Deutsch, Mark DeNino,
          Mehrdad Motamed, Ira Singer and Steven Blazar.*
 10.02 Termination Agreement among the Company and certain securityholders dated as of June 1, 1996.*
 10.03 Employment Agreement by and between the Company and John C. Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form 10-Q dated
          June 30, 1996, File No. 0-21428, and incorporated by reference herein).
 10.04(a) Registration Rights Agreement among the Company and certain securityholders dated as of June 6, 1996 (Filed as Exhibit 10.01 to Form 10-Q dated June 30, 1996, File No. 0-21428, and incorporated by reference herein).
     (b) Amendment No. 1 to Registration Rights Agreement among the Company and certain securityholders dated as of November 6, 1996.*

 10.05(a) Registration Rights Agreement between the Company and Argosy Health,
          L.P. dated as of September 11, 1996.*
      (b) Amendment No. 1 to Registration Rights Agreement between the Company and Argosy Health, L.P. dated as of November 6, 1996.*
 10.06(a) Series A Convertible Preferred Stock Purchase Agreement among the
          Company and certain securityholders dated as of November 6, 1996.*
      (b) Stockholders' Agreement among the Company and securityholders of
          Series A Convertible Preferred Stock dated as of November 6, 1996.*
      (c) Registration Rights Agreement between the Company and securityholders of Series A Convertible Preferred Stock dated as of November 6,
          1996.*
 11.01    Statement re Computation of Per Share Earnings.*
 21.01    Subsidiaries of the Company.*
 23.01    Consent of Ernst & Young LLP.*
 27.01    Financial Data Schedule.*

--------
*Filed herewith.

  The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

  (b) Reports on Form 8-K

  On November 20, 1996, the Company filed a Current Report on Form 8-K dated November 6, 1996, reporting in Item 5 thereof the sale of 1,416,667 shares of Series A Convertible Preferred Stock in a private placement at a purchase price of $6.00 per share.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                       CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    CONTENTS

Report of Independent Auditors............................................ F-2
Consolidated Financial Statements.........................................
Consolidated Balance Sheets............................................... F-3
Consolidated Statements of Operations..................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable
 Stock.................................................................... F-5
Consolidated Statements of Cash Flows..................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Occupational Health + Rehabilitation Inc

  We have audited the accompanying consolidated balance sheets of Occupational Health + Rehabilitation Inc and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Occupational Health + Rehabilitation Inc and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

March 26, 1997
Boston, Massachusetts

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents:
    Unrestricted..................................... $ 8,615,731  $   368,959
    Restricted.......................................     345,320
  Accounts receivable, less allowance for doubtful
   accounts of $78,136 and $75,155 in 1996 and 1995,
   respectively......................................   1,702,415      352,931
  Prepaid expenses...................................     398,567      103,406
  Due from related party.............................     226,328      680,445
  Other assets.......................................      12,401       50,000
                                                      -----------  -----------
      Total current assets...........................  11,300,762    1,555,741
Property and equipment, net..........................   1,119,338    1,058,311
Excess cost of net assets acquired, net..............   2,849,158    1,226,186
Noncompetition agreements, net.......................      71,880      198,310
Organization costs, net..............................      63,052      140,683
Deposits.............................................      69,947       40,864
Other assets.........................................       2,000       29,167
                                                      -----------  -----------
  Total assets....................................... $15,476,137  $ 4,249,262
                                                      ===========  ===========
   LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS'
                   EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.............. $ 1,315,394  $ 1,001,768
  Current portion of obligations under capital
   leases............................................     107,431       99,490
  Current maturities of long-term debt...............     425,166       91,667
  Current portion of obligations under noncompetition
   agreements........................................     316,938      325,000
  Due to related party...............................     289,844      377,862
                                                      -----------  -----------
    Total current liabilities........................   2,454,773    1,895,787
Long-term debt, less current maturities..............     686,613      744,779
Obligations under capital leases.....................      58,715      122,621
Obligations under noncompetition agreements..........                  293,153
Obligation to issue common stock.....................     500,000
Other long-term liabilities..........................      25,320
                                                      -----------  -----------
Total liabilities....................................   3,725,421    3,056,340
Minority interest....................................     (87,630)     201,106
Redeemable stock:
  Redeemable convertible preferred stock, Series 1,
   $.01 par value--1,600,000 shares authorized,
   issued and outstanding............................                2,700,000
  Redeemable convertible preferred stock, Series 2,
   $.01 par value--3,000,000 shares authorized,
   2,537,843 shares issued and outstanding...........                4,479,221
  Redeemable convertible preferred stock, Series A,
   $.001 par value, $8,500,002 liquidation value,
   5,000,000 shares authorized, 1,416,667 shares
   issued and outstanding............................   8,423,003
                                                      -----------  -----------
    Total redeemable stock...........................   8,423,003    7,179,221
Stockholders equity (deficit):
  Common stock, $.001 par value--10,000,000 shares
   authorized, issued and outstanding 1,471,477
   shares in 1996 and 671,855 shares in 1995.........       1,471        6,719
  Additional paid-in capital.........................  10,096,149       11,022
  Accumulated deficit................................  (6,682,277)  (6,205,146)
                                                      -----------  -----------
    Total stockholders equity (deficit)..............   3,415,343   (6,187,405)
                                                      -----------  -----------
    Total liabilities, redeemable stock and
     stockholders' equity (deficit).................. $15,476,137  $ 4,249,262
                                                      ===========  ===========

                            See accompanying notes.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31
                                       --------------------------------------
                                           1996         1995         1994
                                       ------------  -----------  -----------
Net patient service revenue........... $  9,041,199  $ 5,798,037  $ 2,570,636
Management fee income.................      187,339      189,323      108,580
Other income..........................                    36,587       13,146
                                       ------------  -----------  -----------
Total revenue.........................    9,228,538    6,023,947    2,692,362
Operating and administrative
 expenses.............................  (10,820,308)  (7,697,903)  (3,865,263)
Depreciation and amortization.........     (449,170)    (365,486)    (222,274)
Interest expense......................     (252,054)     (96,746)     (53,408)
Interest income.......................      135,192       37,566       38,154
Minority interest in net loss of
 subsidiary...........................      308,215      322,211
                                       ------------  -----------  -----------
Total expenses........................  (11,078,125)  (7,800,358)  (4,102,791)
                                       ------------  -----------  -----------
Net loss.............................. $ (1,849,587) $(1,776,411) $(1,410,429)
                                       ============  ===========  ===========
Net loss per share.................... $      (1.64) $     (2.69) $     (2.68)
                                       ============  ===========  ===========
Weighted-average common shares
 outstanding..........................    1,129,611      661,306      526,685
                                       ============  ===========  ===========


                            See accompanying notes.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                                REDEEMABLE STOCK

                                                                                     REDEEMABLE   REDEEMABLE   REDEEMABLE
                                                                           TOTAL     CONVERTIBLE  CONVERTIBLE  CONVERTIBLE
                                              ADDITIONAL    ACCUMU-    STOCKHOLDERS'  PREFERRED    PREFERRED    PREFERRED
                            COMMON STOCK        PAID-IN      LATED        EQUITY        STOCK        STOCK        STOCK
                          ------------------  ----------- -----------  ------------- -----------  -----------  -----------
                           SHARES    AMOUNT     CAPITAL     DEFICIT      (DEFICIT)    SERIES 1     SERIES 2     SERIES A
                          ---------  -------  ----------- -----------  ------------- -----------  -----------  -----------
BALANCE AT DECEMBER 31,
 1993...................    651,855  $ 6,519  $     6,222 $(2,033,188)  $(2,020,447) $2,300,000   $2,091,668
Issuance of redeemable
 preferred stock........                                                                           1,206,764
Dividends on redeemable
 preferred stock........                                     (420,113)     (420,113)    200,000      220,113
Net loss................                                   (1,410,429)   (1,410,429)
                          ---------  -------  ----------- -----------   -----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1994...................    651,855    6,519        6,222  (3,863,730)   (3,850,989)  2,500,000    3,518,545
Issuance of common
 stock..................     20,000      200        4,800                     5,000
Issuance of redeemable
 preferred stock........                                       (4,329)       (4,329)                 600,000
Dividends on redeemable
 preferred stock........                                     (560,676)     (560,676)    200,000      360,676
Net loss................                                   (1,776,411)   (1,776,411)
                          ---------  -------  ----------- -----------   -----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1995...................    671,855    6,719       11,022  (6,205,146)   (6,187,405)  2,700,000    4,479,221
Exercise of stock
 options................      6,810       31        8,354                     8,385
Exchange of OH+R common
 stock for Telor common
 shares.................    785,995      786    4,263,943                 4,264,729
Waiver of preferred
 stock dividend.........                                    1,372,456     1,372,456    (700,000)    (672,456)
Conversion of 4,137,843
 shares of OH+R Series 1
 and 2 preferred stock..    585,901      586    5,806,179                 5,806,765  (2,000,000)  (3,806,765)
Conversion of 674,605
 shares of OH+R common
 stock..................   (579,084)  (6,651)       6,651
Issuance of redeemable
 preferred stock (less
 issuance costs of
 $76,999)...............                                                                                       $8,423,003
Net loss................                                   (1,849,587)   (1,849,587)
                          ---------  -------  ----------- -----------   -----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1996...................  1,471,477  $ 1,471  $10,096,149 $(6,682,277)  $ 3,415,343  $      -0-   $      -0-   $8,423,003
                          =========  =======  =========== ===========   ===========  ==========   ==========   ==========

                            See accompanying notes.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
OPERATING ACTIVITIES
Net loss...............................  $(1,849,587) $(1,776,411) $(1,410,429)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization........      449,170      365,486      222,274
  Amortization of discount.............       23,245       30,667       29,145
  Minority interest in loss of
   subsidiary..........................     (308,215)    (322,211)
  Loss on sale of equipment............                     1,800
  Changes in operating assets and
   liabilities:
    Accounts receivable................   (1,325,262)     297,074     (145,251)
    Prepaid expenses and other current
     assets............................      (47,977)    (130,756)      (7,688)
    Due from related party, net........      366,099      105,556
    Deposits and other noncurrent
     assets............................      398,084       91,464      (10,749)
    Accounts payable and accrued
     expenses and other long-term
     liabilities.......................     (401,441)     543,072       90,659
                                         -----------  -----------  -----------
Net cash used in operating activities..   (2,695,884)    (794,259)  (1,232,039)
INVESTING ACTIVITIES
Funding of restricted cash.............     (345,320)
Cash paid for intangibles..............     (285,623)
Property and equipment additions.......     (130,625)    (161,570)     (73,266)
Cash received in (paid for)
 acquisitions..........................    3,519,069     (336,278)     (41,174)
                                         -----------  -----------  -----------
Net cash provided (used) by investing
 activities............................    2,757,501     (497,848)    (114,440)
FINANCING ACTIVITIES
Proceeds from sale of preferred stock,
 net...................................    8,423,003      595,671    1,000,000
Proceeds from sale of common stock.....        8,385
Proceeds from long-term debt...........      500,000                    75,000
Payments of obligations under
 noncompetition agreements.............     (325,000)
Payments of long-term debt.............     (313,590)    (240,693)    (115,959)
Payments of capital lease obligations..     (107,643)    (101,197)     (48,409)
Cash received by partnership...........                   196,000
                                         -----------  -----------  -----------
Net cash provided by financing
 activities............................    8,185,155      449,781      910,632
                                         -----------  -----------  -----------
Net increase (decrease) in unrestricted
 cash and cash equivalents.............    8,246,772     (842,326)    (435,847)
Unrestricted cash and cash equivalents
 at beginning of year..................      368,959    1,211,285    1,647,132
                                         -----------  -----------  -----------
Unrestricted cash and cash equivalents
 at end of year........................  $ 8,615,731  $   368,959  $ 1,211,285
                                         ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:

  --The Company entered into capital lease obligations during 1996, 1995 and 1994 totaling $33,147, $167,854 and $87,872, respectively.

  --During 1995 and 1994, the Company accrued dividends in kind to preferred shareholders of $560,676 and $420,113, respectively.

  --In 1994, $206,764 of the acquisition of Link Performance and Recovery
    Systems, Inc. was financed through the issuance of 137,842 shares of Series 2 Preferred Stock.

  --In 1995, $5,000 of the acquisition of Family Health Care, P.A. was financed through the issuance of 20,000 shares of Common Stock as part of a noncompetition agreement.

  --In 1996, $500,000 of the acquisition price of Argosy Health was financed through the obligation to issue Common Stock. These shares were issued on January 7, 1997.

                            See accompanying notes.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION

  Occupational Health + Rehabilitation Inc (formerly Telor Ophthalmic Pharmaceuticals, Inc.) (the Company) was organized to develop ophthalmic pharmaceuticals. In June 1996, Occupational Health + Rehabilitation Inc (OH+R) merged with and into (the Merger) Telor Ophthalmic Pharmaceuticals, Inc. (Telor), with Telor being the surviving corporation. In connection with the Merger, Telor changed its name to Occupational Health + Rehabilitation Inc and assumed the business of OH+R in exchange for all outstanding shares of OH+R capital stock, outstanding options held by employees, directors and consultants and warrants to purchase shares of OH+R common stock (see Note
10). The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, historical financial statements for the Company for periods prior to the date of the Merger are those of OH+R. Under the purchase method of accounting, balances and results of operations of Telor will be included in the Company's financial statements from the date of the Merger forward. Effective June 7, 1996, the Company was listed on the Nasdaq SmallCap Market under the symbol "OHRI."

  The Company is a physician practice management company specializing in occupational health care in various centers and on-site locations throughout the Northeastern United States. The Company develops and operates multidisciplinary, outpatient health care centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers under management and submanagement agreements with professional corporations and licensed satellite clinics that practice exclusively through such centers.

  The Company has entered into certain joint ventures to provide management and related services to the centers established by the joint ventures (see
Note 2).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Occupational Health + Rehabilitation Inc, its wholly-owned subsidiary and its majority-owned subsidiaries, joint ventures and partnerships. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

RESTRICTED CASH

  Restricted bank deposits are held by banks that require such deposits be maintained in support of certain letters of credit made by the Company. The letters of credit expire on May 22, 1997 and total $320,000.

PROPERTY AND EQUIPMENT

  Property and equipment is stated on the basis of cost. Depreciation of property and equipment is calculated using the straight-line and declining-balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

INTANGIBLE ASSETS

 Excess Cost of Net Assets Acquired

  The excess of cost over the fair value of the net assets of businesses acquired (goodwill) is amortized using the straight-line method over periods of 20 to 40 years.

 Noncompetition Agreements

  Covenants not to compete are amortized over the term of the noncompetition agreement, which is currently five years.

 Organization Costs

  Costs of organizing the Company are being amortized over a period of five years.

  The carrying value of intangible assets will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that an intangible asset will not be recoverable, an impairment loss is recognized to the extent the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. Measurement of impairment should be based on the fair value of the asset. No such impairment exists at December 31, 1996.

  Accumulated amortization on intangible assets was $816,164 and $574,452 at December 31, 1996 and 1995, respectively.

REVENUE RECOGNITION

  Revenue is recorded at estimated net amounts to be received from employers, third-party payors and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

PROFESSIONAL LIABILITY COVERAGE

  The Company maintains professional liability insurance coverage on a claims-made basis in Rhode Island and Maine and on an occurrence basis in all other states it operates in. Management is unaware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

STOCK COMPENSATION ARRANGEMENTS

  The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation expense related to grants of stock options were recognized based on new fair value accounting rules (see Note 11).

ESTIMATES AND ASSUMPTIONS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, long-term debt and obligations under noncompetition agreements. The Company believes that the carrying value of its financial instruments approximates fair value. The Company has made this determination for its fixed-rate long-term debt based upon interest rates currently available to it to refinance such debt.

NET LOSS PER COMMON SHARE

  Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period presented and assumes the retroactive conversion of the series 1 and 2 preferred stock and common stock in connection with the Merger (see Notes 1 and 10). The effect of options and warrants is not considered as it would be antidilutive.

3. ACQUISITIONS AND JOINT VENTURES

 1996 Joint Ventures

  Effective September 1, 1996, the Company purchased a 70% undivided interest in the assets (excluding accounts receivable) of a business division of Argosy Health, L.P. (Argosy), which provides industrial on-site occupational and physical therapy and related assessments in certain Mid-Atlantic states. In connection with the transaction, the Company and Argosy formed a general partnership by the name of Argosy Health Northeast (the Partnership).

  The Company contributed to the Partnership the assets purchased from Argosy (excluding goodwill) and Argosy contributed the remaining 30% undivided interest of the business division's assets (excluding goodwill). The aggregate purchase price was approximately $1,300,000. The aggregate purchase price was financed through available cash resources and shares of Common Stock of the Company. Additional purchase payments may be required if certain financial objectives are attained. Goodwill recognized in this transaction was $764,000.

  During 1996, the Company also consummated a joint venture for aggregate consideration of $160,000, payable in cash and notes, and additional contingent consideration of up to $100,000. Goodwill recognized in this transaction was $120,000.00.

 1995 Acquisitions and Joint Ventures

  Effective April 1995, the Company entered into a partnership, NEBOH, with NEB Enterprises, Inc. (NEBE), a wholly-owned subsidiary of New England Baptist Hospital, to provide management and related services to the centers established by the partnership. The Company made a capital contribution to NEBOH of $204,000 in cash and has a partnership interest equal to 51%. OH+R has control of the business and affairs of the partnership through its majority control of the Management Committee. Under the terms of a related agreement, the Company issued a promissory note payable to NEBE in the amount of $536,446 and incurred a short-term obligation of $104,908 to NEBE for the purchase of 51% of the assets, properties and rights, both tangible and intangible, in the Waltham center owned by NEBE and operated by the Company. NEBE acquired from the Company a 49% interest in certain of the Company's Boston center assets. These exchanges of assets of the Waltham center and Boston center were consummated at the fair value of the tangible and intangible net assets of the centers. Goodwill of $337,464 was recorded by OH+R in connection with these transactions. Both the Company and NEBE contributed their respective interests in the Waltham and Boston centers to the partnership.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

  During 1995, the Company also consummated two other purchase transactions with an aggregate purchase price of $505,000, payable in cash, notes and 20,000 shares of common stock of the Company.

  In conjunction with certain acquisitions, the Company has entered into contractual arrangements whereby the selling parties are entitled to receive contingent consideration payments in cash based upon the achievement of certain minimum operating results. Obligations related to these contingencies are reflected as increases to goodwill in the period they become known. Any quantifiable unpaid balances are reflected as liabilities in the accompanying consolidated financial statements. During 1996, no additional payments were made.

  These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

  The pro forma results of operations as if the Merger and the 1996 and 1995 acquisitions and joint ventures had occurred at the beginning of the preceding fiscal year are as follows:

                                                             DECEMBER 31
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                             (UNAUDITED)
   Total revenue...................................... $11,665,378  $10,557,618
                                                       ===========  ===========
   Net loss........................................... $(2,224,481) $(9,466,174)
                                                       ===========  ===========
   Net loss per share................................. $     (1.42) $     (6.13)
                                                       ===========  ===========

  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates, or of the future results of operations of the combined entities.

4. MANAGEMENT AGREEMENTS

  Effective April 1995, NEBOH entered into a management agreement with New England Baptist Hospital. Under the terms of the agreement, NEBOH operates an outpatient medical center in Waltham, Massachusetts in return for a fee equal to the net revenue (as defined) of the center, less certain primary expenses. Net fees earned during 1996 and 1995 were $881,663 and $589,363, respectively.

  The Company is involved in several management and sub-management agreements. Under the terms of the agreements, management fees of $187,339 and $167,768 were earned in 1996 and 1995, respectively.

5. SALE OF ACCOUNTS RECEIVABLE

  In June 1995, the Company entered into an agreement (the "Sales Agreement") with NPF-WL, Inc. (Purchaser) and National Premier Financial Services, Inc. (Services) of Dublin, Ohio for the sale of receivables from certain Company centers.

  Under the terms of the Sales Agreement, certain eligible medical receivables are sold to the Purchaser on a weekly basis. Up to $1,200,000, ongoing, is available to the Company. Total proceeds during 1996 were

                   OCCUPATIONAL HEALTH + REHABILITATION INC

$3,774,156 and $1,857,978 in 1995 under the Sales Agreement. The Company is required to maintain credit reserves with the Purchaser equal to 17% of the total outstanding purchase and to pay interest equal to 1.17% per month on the outstanding purchase balance. The Company paid $74,383 and $72,134 in interest during 1996 and 1995, respectively. At December 31, 1996, the outstanding purchase was $236,439 and was appropriately recorded as a reduction of accounts receivable. The Company maintained credit reserves in other current assets of $50,303 and $116,056 at December 31, 1996 and 1995, respectively.

  In November 1996, the Company agreed to terminate the sales agreement (the "Termination Agreement") with an effective date of January 1997. Upon receipt of the buy out totaling approximately $220,000, OH+R shall have fully satisfied and complied with the terms and provisions of the Sales Agreement. The Termination Agreement requires the Company to repurchase all outstanding accounts receivable as of the date of the termination.

6. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                               DECEMBER 31
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
   Medical equipment..................................... $1,082,747 $  911,058
   Furniture and office equipment........................    671,873    451,631
   Leasehold improvements................................    224,535    220,504
   Vehicles..............................................     13,000     13,000
                                                          ---------- ----------
                                                           1,992,155  1,596,193
   Less accumulated depreciation.........................    872,817    537,882
                                                          ---------- ----------
                                                          $1,119,338 $1,058,311
                                                          ========== ==========

  The cost of certain equipment leased under capital lease agreements was $467,597 and $420,727 at December 31, 1996 and 1995, respectively. Accumulated depreciation on these capitalized lease assets was $137,504 and $81,813 at December 31, 1996 and 1995, respectively. Depreciation expense was $207,459 in 1996 and $171,110 in 1995.

7. LONG-TERM DEBT AND NONCOMPETITION AGREEMENTS

  Long-term debt consists of the following:

                                                                 DECEMBER 31
                                                             -------------------
                                                                1996      1995
                                                             ---------- --------
   Note payable to NEBE....................................  $  536,446 $536,446
   Promissory note, bearing interest at 9.0% due in three
    annual installments through June 1998..................     133,333  200,000
   Promissory note, bearing interest at 8.5% due in four
    annual installments through June 1999..................      75,000  100,000
   Line of credit with bank, bearing interest at prime plus
    0.75%, secured by accounts receivable of NEBOH.........     300,000
   Promissory note, bearing interest at 8.25%, with
    principal due in two equal installments through August
    1998...................................................      67,000
                                                             ---------- --------
                                                              1,111,779  836,446
   Less current portion....................................     425,166   91,667
                                                             ---------- --------
                                                             $  686,613 $744,779
                                                             ========== ========

                   OCCUPATIONAL HEALTH + REHABILITATION INC

  In connection with its investment in NEBOH, on April 1, 1995 (see Note 3), the Company entered into a note agreement with NEBE in the amount of $536,446. The note carries interest at 9.75% and requires payment of interest only, in arrears, on April 1, 1996, 1997 and 1998. Beginning October 1, 1999, the Company is required to make semiannual payments of interest, in arrears, on each October 1 and April 1. Beginning April 1, 1999, the Company is required to make annually four equal installments of principal of $107,293 and one installment of $107,274 at final maturity on April 1, 2003. Payments of principal may be deferred at the option of the payee. The Note is secured by a special distribution of certain assets of NEBOH.

  Aggregate maturities of obligations under long-term debt agreements are as follows:

       1997.......................................................... $  425,166
       1998..........................................................    125,167
       1999..........................................................    132,289
       2000..........................................................    107,289
       2001..........................................................    107,289
       Thereafter....................................................    214,579
                                                                      ----------
                                                                      $1,111,779
                                                                      ==========

  Obligations under noncompetition agreements of $316,938 are net of unamortized discount of $8,060 at December 31, 1996 (effective interest rate of 5.22%). These obligations consist of amounts due to five individuals in connection with the acquisition in July 1992 of Occupational Orthopedic Center, Inc. and are payable in equal installments of $325,000, with one remaining installment in 1997.

  Interest paid in 1996, 1995 and 1994 amounted to $217,607, $113,903 and $50,676, respectively.

8. LEASES

  The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expense amounted to $925,267, $717,804 and $392,862 for 1996, 1995 and 1994, respectively.

  Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                                     OPERATING
                                                      CAPITAL LEASES   LEASES
                                                      -------------- ----------
       1997..........................................    $124,530    $  614,586
       1998..........................................      50,913       349,085
       1999..........................................      10,052       353,546
       2000..........................................         538        79,344
                                                         --------    ----------
       Total minimum lease payments..................     186,033    $1,396,561
                                                                     ==========
       Amounts representing interest.................      19,887
                                                         --------
       Present value of net minimum lease payments...    $166,146
                                                         ========

                   OCCUPATIONAL HEALTH + REHABILITATION INC

9. INCOME TAXES

  The Company provides for income taxes under the liability method. Deferred income taxes arise principally from temporary differences related to accrued bonuses, net operating losses, bad debt reserves and use of accelerated depreciation for tax return purposes. The components of the Company's deferred income taxes at December 31, 1996 and 1995 are as follows:

                                                           DECEMBER 31
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
       Deferred tax assets.......................... $ 2,754,694  $ 1,906,225
       Less valuation allowance.....................  (2,661,885)  (1,852,874)
                                                     -----------  -----------
       Deferred tax asset after valuation
        allowance................................... $    92,809  $    53,351
                                                     ===========  ===========
       Deferred tax liability....................... $   (92,809) $   (53,351)
                                                     ===========  ===========

  At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $6,665,506 which begin to expire in 2008. For financial reporting purposes, a valuation allowance of $2,661,885 has been recognized to offset deferred tax assets related to this carryforward since uncertainty exists with respect to future realization of such carryforwards.

10. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

STOCK CONVERSION PURSUANT TO THE MERGER (SEE NOTE 2)

  Effective on the date of the Merger, the outstanding equity of OH+R were canceled and converted at a rate of .1415957 to 1 as follows:

  . Outstanding OH+R Common Stock, aggregating 674,605 shares, were converted and exchanged for 95,514 shares of the Company's common stock.

  . Outstanding OH+R Series 1 and Series 2 Preferred Stock, aggregating 4,137,843 shares, were converted and exchanged for 585,901 shares of the Company's common stock.

  . Outstanding options held by employees, directors and consultants of OH+R to purchase 832,000 shares of OH+R common stock were converted to options to purchase 117,808 shares of the Company's common stock.

  . Outstanding warrants to purchase 148,150 shares of OH+R common stock at $1.25 per share were converted to warrants to purchase 20,975 shares of the Company's common stock at $8.83 per share.

  The number of shares of common stock, $.001 par value, outstanding after the Merger was 1,467,417.

  In connection with the Merger, the Company amended its certificate of incorporation to decrease the authorized number of shares of common stock by 15,000,000 from 25,000,000 to 10,000,000. At December 31, 1996, 5,000,000
shares of preferred stock $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock.

PREFERRED STOCK

  On November 6, 1996, the Company issued 1,416,667 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) in a private placement at a purchase price of $6.00 per share. Subject to certain conditions, the Company may require the purchasers to purchase up to an additional 250,000 shares of Series A Preferred Stock prior to May 1997.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

  Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of Common Stock (subject to adjustment upon the occurrence of certain specified events). The holders of the Series A Preferred Stock are entitled to vote as a single class with the holders of the Common Stock, and each share of Series A Preferred Stock is entitled to the number of votes that is equal to the number of shares of Common Stock into which each share of Preferred Stock is convertible at the time of such vote. The holders of Series A Preferred Stock are entitled to certain registration rights with respect to the Common Stock into which the Series A Preferred Stock is convertible. Dividends will be payable on the shares of Series A Preferred Stock when and if declared by the Board of Directors after three years from the date of issuance and will thereafter accrue at an annual cumulative rate of $.048 per share, subject to certain adjustments.

  Holders of shares of Series A Preferred Stock constituting a majority of the then outstanding shares of Series A Preferred Stock may, by giving notice to the Company at any time after November 5, 2001 require the Company to redeem all of the outstanding shares of Series A Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, in four equal installments over a four-year period.

  In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of shares of Series A Preferred Stock shall be paid an amount equal to the greater of (i) $6.00 per share plus all accrued but unpaid dividends or (ii) the amount per share had each such share been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

COMMON STOCK

  On September 11, 1996, the Company promised 100,502 shares of Common Stock with a purchase price of $4.975 as partial consideration for the purchase of a 70% interest in a division of Argosy Health, L.P. (Seller) (see Note 2). The shares were delivered to Seller on January 6, 1997. At December 31, 1996, the Company has recorded $500,000 as a liability in order to properly accrue for the amount due to the Seller. During 1996, the par value of the Company's common stock was changed from $.01 to $0.001 and the number of authorized shares was increased from 8,000,000 to 10,000,000.

SHARES RESERVED FOR FUTURE ISSUANCE

  At December 31, 1996, the Company has reserved shares of common stock for future issuance for the following purposes:

            Series A Preferred Stock........... 1,416,667
            Stock Plans........................   542,354
            Warrants...........................    20,975
                                                ---------
                                                1,979,996
                                                =========

WARRANTS

  The Company has issued stock purchase warrants which, subsequent to the conversion pursuant to the Merger, provide the holders the right to purchase an aggregate of 20,975 shares of Common Stock at $8.83 per share. The warrants are exercisable in part or whole from July 1, 1997 until August 31, 1997.

11. BENEFIT PLANS

STOCK PLANS

  1996 Stock Plan: In October 1996, the Company's board of directors adopted the 1996 Stock Plan, which provides for the granting of up to 265,000 nonqualified stock options, "incentive stock options" (ISOs) and stock appreciation rights to employees, directors and consultants of the Company.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

  Nonqualified options granted may not be at a price less than 50% of fair market value of the common stock, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. Granting of incentive stock options is subject to the approval of the 1996 Stock Plan by the Company's stockholders.

  1993 Stock Plan: The Company's 1993 Stock Plan provided for the granting of options to purchase up to 140,000 shares of the Company's Common Stock. Upon consummation of the Merger, the Plan was amended to increase the aggregate number of shares of the Company's common stock which may be granted to 245,000.

  1988 Stock Plan: Pursuant to the 1988 Stock Plan, the Company may grant incentive stock options, nonqualified stock options and common stock purchase rights. The Company has reserved 32,354 shares of common stock for issuance under this plan.

  The options in all of the above plans generally become exercisable over a four-year period and expire over a period not exceeding ten years.

  A summary of the activity under the stock plans follows. The number of options outstanding at December 31, 1996, 1995 and 1994 assumes the retroactive conversion related to the Merger (see Note 10):

                                   WEIGHTED-         WEIGHTED-          WEIGHTED-
                                    AVERAGE           AVERAGE            AVERAGE
                                   EXERCISE          EXERCISE           EXERCISE
                           1996      PRICE    1995     PRICE    1994      PRICE
                          -------  --------- ------  --------- -------  ---------
Outstanding at beginning
 of the year............   78,731   $ 1.78   76,444    $1.77    61,879    $1.77
Options assumed in
 connection with the
 Merger.................   34,205    28.78
Granted.................  366,783     5.55   10,174     1.86    25,524     1.77
Exercised...............    4,448     1.88
Canceled................  (45,398)   13.23   (7,887)    1.77   (10,959)    1.77
                          -------   ------   ------    -----   -------    -----
Outstanding at end of
 the year...............  438,769   $ 5.75   78,731    $1.78    76,444    $1.77
                          =======   ======   ======    =====   =======    =====

  Related information for options outstanding and exercisable as of December 31, 1996 under the stock plans is as follows:

                                                               WEIGHTED-AVERAGE
     RANGE OF EXERCISE                   OPTIONS     OPTIONS    REMAINING LIFE
           PRICE                       OUTSTANDING EXERCISABLE     (YEARS)
     -----------------                 ----------- ----------- ----------------
        $1.77-$ 2.50..................    60,638     40,982          7.54
        $3.50-$ 3.53..................    56,048     21,364          9.20
        $4.50-$ 6.00..................   310,833                     9.80
        $8.75-$81.25..................    11,250      8,034          7.25

PRO FORMA INFORMATION FOR STOCK-BASED COMPENSATION

  Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its stock plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to the date of the Merger (see
Note 1) and the Black-Scholes option pricing model for options granted on and subsequent to the date of the Merger. The following weighted-average assumptions were used to determine the fair value for 1996, 1995 and 1994, respectively; risk-free interest rates of 6.3%, 6.3% and 6.2%, an expected dividend yield of 0% each year, an average volatility factor of the expected market price of

                   OCCUPATIONAL HEALTH + REHABILITATION INC the Company's common stock over the expected life of the option of 1.276 (for options granted on or subsequent to the date of the Merger only) and a weighted-average expected life of the options of six years.

  For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:

                                                1996        1995        1994
                                             ----------  ----------  ----------
     Pro forma net loss..................... $2,281,110  $1,792,679  $1,421,452
     Pro forma net loss per share...........      (2.02)      (2.71)      (2.70)

EMPLOYEE BENEFIT PLAN

  The Company has a qualified 401(k) plan (the Plan) for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions. Company contributions to the Plan were $66,814, $38,118 and $26,269 during 1996, 1995 and 1994, respectively.

12. TRANSACTIONS WITH RELATED PARTIES

  Amounts due to NEBOH from New England Baptist Hospital at December 31, 1996 and 1995 were $226,328 and $680,445, respectively, and consist of cash collected from certain accounts related to a management agreement (see Note 4) and from certain accounts contributed to NEBOH under a partnership agreement (see Note 3).

  Amounts due to New England Baptist Hospital from NEBOH at December 31, 1996 and 1995 were $187,101 and $377,862, respectively, and consist of certain operating expenses paid by New England Baptist Hospital during the year. Amounts due to Argosy Health, LP from Argosy Health Northeast at December 31, 1996 were $102,743.

  The Company rents certain fixed assets to NEBOH. Equipment rent expense for 1996 and 1995 was $52,200 and $14,569, respectively.

13. SUBSEQUENT EVENTS

  In January and March 1997, the Company consummated the purchase of two physician practices, with an aggregate purchase consideration of $1,075,000, payable in cash and notes. Additional purchase payments may be required if certain objectives are attained.

  In February and March 1997, the Company consummated two joint ventures, with aggregate purchase consideration of $200,000 in cash. In both cases, the Company has an equity interest in excess of 51% and controls the joint venture through its majority control of the management committee.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Occupational Health + Rehabilitation
                                           Inc

March 26, 1997
                                                   /s/ John C. Garbarino
                                          By: _________________________________
                                            JOHN C. GARBARINO PRESIDENT, CHIEF
                                              EXECUTIVE OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ John C. Garbarino          President, Chief         March 26, 1997
-------------------------------------   Executive Officer
          JOHN C. GARBARINO             (principal
                                        executive officer)

       /s/ Richard P. Quinlan          Chief Financial          March 26, 1997
-------------------------------------   Officer,Treasurer,
         RICHARD P. QUINLAN             Secretary and
                                        General Counsel
                                        (principal
                                        financial officer)

        /s/ Edward L. Cahill           Director                 March 26, 1997
-------------------------------------
          EDWARD L. CAHILL

       /s/ Kevin J. Dougherty          Director                 March 26, 1997
-------------------------------------

         KEVIN J. DOUGHERTY
         /s/ Angus M. Duthie           Director                 March 26, 1997
-------------------------------------
           ANGUS M. DUTHIE

                                 EXHIBIT INDEX

 EXHIBIT NO.                        DESCRIPTION
 -----------                        -----------
  3.02       Restated Bylaws, as amended.
 10.01       Form of Common Stock Purchase Warrant to purchase 4,195
             shares of the Company's Common Stock, held by each of
             Stephan Deutsch, Mark DeNino, Mehrdad Motamed, Ira
             Singer and Steven Blazar.
 10.02       Termination Agreement among the Company and certain
             securityholders dated as of   June 1, 1996.
 10.04(b)    Amendment No. 1 to Registration Rights Agreement among
             the Company and certain securityholders dated as of
             November 6, 1996.
 10.05(a)    Registration Rights Agreement between the Company and
             Argosy Health, L.P. dated as of September 11, 1996.
      (b)    Amendment No. 1 to Registration Rights Agreement between
             the Company and Argosy Health, L.P. dated as of November
             6, 1996.
 10.06(a)    Series A Convertible Preferred Stock Purchase Agreement
             among the Company and certain securityholders dated as
             of November 6, 1996.
      (b)    Stockholders' Agreement among the Company and
             securityholders of Series A Convertible Preferred Stock
             dated as of November 6, 1996.
      (c)    Registration Rights Agreement between the Company and
             securityholders of Series A Convertible Preferred Stock
             dated as of November 6, 1996.
 11.01       Statement re Computation of Per Share Earnings.
 21.01       Subsidiaries of the Company.
 23.01       Consent of Ernst & Young LLP.
 27.01       Financial Data Schedule.