Form 10-Q
period 1997-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1997-05-13
CIK 887757

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

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

                               Yes [X]    No [_]

     The number of shares outstanding of the registrant's Common Stock as of April 30, 1997 was 1,571,979.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                         Quarterly Report on Form 1O-Q

                     For the Quarter Ended March 31, 1997

                               TABLE OF CONTENTS
                               -----------------

                        PART I - FINANCIAL INFORMATION

                                                                                                     Page No.
                                                                                                     --------
Item 1.    Financial Statements
                Consolidated Balance Sheets.............................................................3
                Consolidated Statements of Operations...................................................4
                Consolidated Statements of Cash Flows...................................................5
                Notes to Consolidated Financial Statements..............................................6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation.................................................7


                                                PART II - OTHER INFORMATION


Item 2.    Changes in Securities.......................................................................12
Item 6.    Exhibits and Reports on Form 8-K............................................................13
Signatures.............................................................................................14


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
-------  --------------------

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                          Consolidated Balance Sheets

                                                                    MARCH 31,         DECEMBER 31,
                                                                   ------------------------------
ASSETS                                                                1997                1996
                                                                   -----------         -----------
Current assets:                                                     (UNAUDITED)
     Cash and cash equivalents:
        Unrestricted..........................................    $ 5,929,553         $ 8,615,731
        Restricted............................................        320,000             345,320
     Accounts receivable......................................      2,434,946           1,702,415
     Prepaid expenses.........................................        345,994             398,567
     Due from related party...................................        254,249             226,328
     Other assets.............................................         12,401              12,401
                                                                  -----------         -----------
            Total current assets..............................      9,297,143          11,300,762
Property and equipment, net...................................      1,523,963           1,119,338
Excess cost of net assets acquired, net.......................      4,067,188           2,849,158
Noncompetition agreements, net................................         64,440              71,880
Organization costs, net.......................................         58,267              63,052
Deposits......................................................         80,858              69,947
Other assets..................................................          2,000               2,000
                                                                  -----------         -----------
            Total assets......................................    $15,093,859         $15,476,137
                                                                  ===========         ===========

                   LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses....................    $ 1,121,481         $ 1,315,394
     Current portion of obligations under capital leases......        119,472             107,431
     Current maturities of long-term debt.....................        449,157             425,166
     Current portion of obligations under
          noncompetition agreements...........................        320,969             316,938
     Due to related party.....................................        292,508             289,844
                                                                  -----------         -----------
            Total current liabilities.........................      2,303,587           2,454,773
Long-term debt, less current maturities.......................      1,030,384             686,613
Obligations under capital leases..............................         64,695              58,715
Other long-term liabilities...................................                             25,320
Obligation to issue common stock..............................                            500,000
                                                                  -----------         -----------
Total liabilities.............................................      3,398,666           3,725,421
Minority interest.............................................         10,996             (87,630)
Redeemable stock:
     Redeemable convertible preferred stock,
        Series A, $.001 par value ---
          $8,500,002 liquidation value,
          5,000,000 shares authorized, 1,416,667
          shares issued and outstanding.......................      8,427,791           8,423,003
                                                                  -----------         -----------
            Total redeemable stock............................      8,427,791           8,423,003
Stockholders' equity:
     Common stock, $.001 par value -- 10,000,000
         shares authorized; issued and outstanding
         1,571,979 and 1,471,477 shares in 1997 and 1996,
         respectively.........................................          1,571               1,471
     Additional paid-in capital...............................     10,596,049          10,096,149
     Accumulated deficit......................................     (7,341,214)         (6,682,277)
                                                                  -----------         -----------
         Total stockholders' equity...........................      3,256,406           3,415,343
                                                                  -----------          ----------
         Total liabilities, redeemable stock and
            stockholders' equity..............................    $15,093,859         $15,476,137
                                                                  ===========         ===========

                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                     Consolidated Statements of Operations
                                  (UNAUDITED)


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                      1997              1996
                                                                      ----              ----

Net patient service revenue...................................    $ 3,346,770         $ 1,936,596
Management fee income.........................................         78,397              39,124
Other income..................................................            935               2,589
                                                                  -----------         -----------
Total revenue.................................................      3,426,102           1,978,309

Operating and administrative expenses.........................     (4,063,665)         (2,253,605)
Depreciation and amortization.................................       (152,130)           (100,028)
Interest expense..............................................        (51,633)            (60,006)
Interest income...............................................         82,093
Minority interest in net loss of subsidiary...................        105,454              77,801
                                                                  -----------         -----------
Loss before income taxes......................................       (653,779)           (357,529)
Income taxes..................................................              0                   0
                                                                  -----------         -----------
Net loss......................................................    $  (653,779)        $  (357,529)
                                                                  ===========         ===========
Net loss available to common stock............................    $  (658,937)        $  (357,529)
                                                                  ===========         ===========
Net loss per share............................................    $     (0.42)        $     (0.53)
                                                                  ===========         ===========
Weighted average common shares................................      1,566,396             681,387
                                                                  ===========         ===========

                             See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                     1997                1996
                                                                  ----------           ---------
OPERATING ACTIVITIES:
Net loss......................................................    $ (653,779)         $ (357,529)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization.......................       152,130             100,028
          Amortization of discount............................         4,031               7,668
          Minority interest in loss of subsidiary.............      (105,454)            (77,801)
          Changes in operating assets and liabilities:
               Accounts receivable............................      (732,531)           (195,605)
               Prepaid expenses and other current assets......        52,573             (12,044)
               Due from related party, net....................       (25,257)            150,109
               Deposits and other noncurrent assets...........       (10,911)              4,914
               Accounts payable and accrued expenses..........      (193,913)            (67,685)
                                                                 -----------         -----------
Net cash used in operating activities.........................    (1,513,111)           (447,945)

INVESTING ACTIVITIES:
Reduction of restricted cash..................................        25,320
Refund of security deposit....................................       (25,320)
Property and equipment additions..............................      (130,593)             (3,812)
Additions to goodwill.........................................      (101,597)            (63,273)
Cash paid for acquisitions....................................      (925,000)
                                                                 -----------         -----------
Net cash used in investing activities                             (1,157,190)            (67,085)

FINANCING ACTIVITIES:
Proceeds from sale of stock, net..............................          (370)                625
Proceeds from line of credit and loans payable................                           300,000
Payments of long-term debt and other long-term obligations....       (32,107)            (31,667)
Cash received by partnership..................................        16,600
                                                                 -----------         -----------
Net cash (used in) provided by financing activities...........       (15,877)            268,958
                                                                 -----------         -----------
Net decrease in cash and cash equivalents.....................    (2,686,178)           (246,072)

Cash and cash equivalents at beginning of period..............     8,615,731             368,959
                                                                 -----------         -----------

Cash and cash equivalents at end of period....................   $ 5,929,553           $ 122,887
                                                                 ===========         ===========

                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)
1.   Basis of Presentation

     The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full year.

2.   Acquisitions and Joint Ventures

     In January and March 1997, the Company consummated the purchase of two physician practices, with an aggregate purchase consideration of $1,075,000, payable in cash and notes. One note issued is convertible to common stock subject to certain events. The Company has reserved 25,000 shares of common stock in connection with this transaction. Additional purchase payments for the physician practice acquisition may be required if certain objectives are attained. In February and March 1997, the Company consummated two joint ventures, with aggregate purchase consideration of $200,000 in cash and contributed property with a valuation of $257,213. In both cases, the Company has an equity interest equal to or in excess of 51% and controls the joint venture through its majority control of the management committee.

3.   Net Loss per Share

     Net loss per share of common stock is computed by dividing net loss available to common stock by the weighted average number of shares of common stock outstanding during each period presented. The net loss available to common stock reflects the accretion of preferred stock to its redemption value for the three months ended March 31, 1997. The weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996 is based on the number of the Company's shares of common stock and for the three months ended March 31, 1996 assumes the retroactive conversion of the Company's Series 1 and Series 2 preferred stock in connection with the Merger of the Company with Telor Ophthalmic Pharmaceuticals, Inc. in June 1996. The effect of options and warrants is not considered as it would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS No.128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. FAS No. 128 is not expected to have a material impact on primary earnings per share for the quarters ended March 31, 1997 and 1996.

Item 2.     Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations.
            ----------------------

Overview
--------

     The Company was organized in 1988 to develop ophthalmic pharmaceuticals. In June 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with and into (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"), with Telor being the surviving corporation (the "Company"). In connection with the Merger, the Company changed its name to "Occupational Health + Rehabilitation Inc" and assumed the business of OH+R. The transaction was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, historical financial statements for the Company for periods prior to the date of the Merger are those of OH+R.

     The Company is a physician practice management company specializing in occupational health care. The Company develops and operates multidisciplinary outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses.
The Company operates the centers under management and submanagement agreements with independently organized professional corporations or licensed satellite clinics that practice exclusively through such centers.

     The Company's operations have been funded primarily through venture capital investments and the Merger. The Company's growth has resulted predominately from the formation of joint ventures, acquisitions and development of businesses principally engaged in occupational health care.

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


                                                              Three Months Ended March 31,
                                                              -----------------------------
                                                                   1997           1996
                                                                   ----           ----

          Total revenue................................            100.0%         100.0%
          Operating and administrative expenses........           (118.6)        (113.9)
          Depreciation and amortization................             (4.4)          (5.1)
          Interest expense.............................             (1.5)          (3.0)
          Interest income..............................              2.4              0
          Minority interest in net loss of subsidiary..              3.1            3.9
                                                                  ------        -------
          Loss before income taxes.....................            (19.0)         (18.1)
          Income taxes.................................              0.0            0.0
                                                                  ------        -------
          Net loss.....................................            (19.0)%        (18.1)%
                                                                  ======        =======

  RESULTS OF OPERATIONS
  ---------------------

  Three Months Ended March 31, 1997 and 1996
  ------------------------------------------

  Revenue

     Total revenue increased 73.2% to approximately $3,426,000 in the three months ended March 31, 1997 from approximately $1,978,000 in the same three-month period in 1996. Net patient service revenue increased 72.8% to approximately $3,347,000 for the three months ended March 31, 1997 from approximately $1,937,000 in the comparable period in 1996. Of the approximately $1,410,000 increase in net patient service revenue during the three-month period March 31, 1997 compared to the same period in 1996, approximately $830,000 (58.8%) was attributable to centers owned at the end of 1996 and $580,000 (41.2%) was attributable to centers acquired in 1997.

  Operating and Administrative Expenses

     Operating and administrative expenses increased 80.3% to approximately $4,064,000 in the three months ended March 31, 1997 from approximately $2,254,000 in the same three months in 1996. This increase was principally due to the acquisition and development of additional centers. In addition, during 1996 as a function of its acquisition and development plans the Company added several key corporate executives which it believes will facilitate managing and developing the growth of the business. As a percentage of total revenues, operating and administrative expenses were 118.6% for the three months ended March 31, 1997 and 113.9% for the same period in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will decline as a percentage of total revenue.

  Depreciation and Amortization

     Depreciation and amortization expense increased 52.1% to approximately $152,000 in the three months ended March 31, 1997 from approximately $100,000 in the same three-month period in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation and amortization was 4.4% in the first quarter of 1997 versus 5.1% in the first quarter of 1996.

  Interest Expense

     Interest expense decreased 14% to approximately $52,000 in three months ended March 31, 1997 from approximately $60,000 in the same three-month period in 1996. The decrease from 1996 to 1997 was due to the termination of an agreement to sell receivables in January 1997. Additionally, the Company paid down certain debt. As a percentage of total revenues, interest expense was 1.5% in the first quarter of 1997, and 3% in the same quarter of 1996.

  Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased to approximately $82,000 in the quarter ended March 31, 1997 from zero in the same quarter of 1996. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

  Minority Interest

     Minority interest represents the share of profit and losses of certain investors in certain joint ventures with the Company. For the three months ended March 31, 1997, the minority interest in net profit/losses of subsidiaries increased by 35.5% to approximately $105,000 from approximately $78,000 in the same three-month period in 1996. This increase is due to the Company's ownership interest in the new joint ventures entered into in 1997.

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

  Liquidity and Capital Resources

     Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of the certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. The Company intends to use the funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of March 31, 1997 consisted of (i) cash and cash equivalents aggregating $5.9 million and (ii) accounts receivable of $2.4 million.

     Net cash used in operating activities by the Company during the three months ended March 31, 1997 was approximately $1,513,000 as compared to approximately $448,000 for the comparable period in 1996. The primary uses of cash during the three months ended March 31, 1997 were the funding of working capital in centers that were acquired in 1996 and 1997 and for certain centers where an accounts receivable financing agreement was terminated. The Company is currently pursuing obtaining a working capital line of credit. Additional cash was used to fund Company operating losses for certain centers for the three months ended March 31, 1996 and 1997. These operating losses were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital during the periods ended March 31, 1997 and 1996. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

     The Company's investing activities for the three months ended March 31, 1997 included the purchase of two physician practices with an aggregate cash outlay of $725,000. The Company also invested $200,000 in two joint ventures. The Company has an equity interest equal to or in excess of 51% in both joint ventures. Additional investing activities included the use of $102,000 and $63,000 in the quarters ended March 31, 1997 and 1996, respectively, for costs in excess of purchase price for certain acquisitions. Fixed asset additions amounted to $131,000 for the period ended March 31, 1997 compared to $4,000 for the same period in 1996.

     For the three months ended March 31, 1997, the Company received approximately $17,000 through a partnership contribution. For the three months ended March 31, 1997, the Company used funds of approximately $32,000 for the payment of long-term debt and other long-term obligations, which was consistent with the same period in 1996.

     The Company expects that its principal use of funds in the near future will be in connection with acquisitions, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, and cash generated from operations will be adequate to provide working capital requirements and to fund debt maturities and to finance any necessary capital expenditures through December 31, 1997. However, the Company believes that the level of financial resources available to it is an important competitive factor and may seek additional financing prior to the end of that period. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest, which additional capital may be necessary to fund acquisitions by the Company. Although subject to the satisfaction of various conditions prior to May 6, 1997, the Company could sell additional shares of its Series A Convertible Preferred Stock to the original purchasers thereof for gross proceeds to the Company of $1,500,000, the Company has elected not to pursue this action.

  Important Factors Regarding Forward-Looking Statements

     Statements contained in the Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Quarterly Report on Form 10-Q and this Company's other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION



Item 2.  Changes in Securities
-------  ---------------------


  During the fiscal quarter ended March 31, 1997, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

  (i) On January 6, 1997, the Company issued 100,502 shares of its Common Stock, valued at a price of $4.975 per share, to Argosy Health, L.P. in connection with the purchase by the Company of certain assets of Argosy Health, L.P. on September 11, 1996 and in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

  (ii) On March 4, 1997, the Company issued a convertible subordinated note , convertible into 25,000 shares of the Company's Common Stock valued at the price of $10.00 per share, to Business Health Management, P.C. in connection with the purchase by the Company of certain assets of Business Health Management, P.C. and in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

  In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) each of the purchasers represented that such purchaser
(a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c) had access to or was furnished with the kinds of information that registration under the Securities Act would have provided; and (d) acquired the shares for the purchaser's own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (2) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------



a.  Exhibits
    --------

     10.01 Registration Rights Agreement between the Company and Business Health Management, P.C. dated as of March 4, 1997.*

     11.01   Statement re Computation of Per Share Earnings.*

     27.01   Financial Data Schedule.*

     *Filed herewith

     The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt which is not otherwise required to be filed.

b.  Reports on Form 8-K
    -------------------

    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     OCCUPATIONAL HEALTH + REHABILITATION INC



Date: May 13, 1997            By:   /s/ John C. Garbarino
                                    -------------------------------------
                                    John C. Garbarino
                                    President and Chief Executive Officer
                                    (principal executive officer)


                              By:   /s/ Richard P. Quinlan
                                    -------------------------------------
                                    Richard P. Quinlan
                                    Chief Financial Officer, Treasurer,
                                    Secretary and General Counsel
                                    (principal financial officer)

                                 Exhibit Index


Exhibit No.                       Description
-----------                       -----------

10.01 Registration Rights Agreement between the Company and Business Health Management, P.C. dated as of March 4, 1997.

11.01           Statement re Computation of Per Share Earnings.

27.01           Financial Data Schedule.