Form 10-Q
period 1997-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1997-08-11
CIK 887757

________________________________________________________________________________
________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1997

                                    OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to __________


                            COMMISSION FILE NUMBER:
                                    0-21428

                   OCCUPATIONAL HEALTH + REHABILITATION INC
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                13-3464527
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER INDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

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

                               YES  [X]   NO [_]

     The number of shares outstanding of the registrant's Common Stock as of July 31, 1997 was 1,571,979.


________________________________________________________________________________
________________________________________________________________________________

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 1O-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                       PART I --- FINANCIAL INFORMATION

                                                                          PAGE NO.
                                                                          --------
Item 1.    Financial Statements

              Consolidated Balance Sheets...............................      3

              Consolidated Statements of Operations.....................      4

              Consolidated Statements of Cash Flows.....................      6

              Notes to Consolidated Financial Statements................      7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................      8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...     13


                         PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.............................     13

Signatures .............................................................     14


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       JUNE  30,      DECEMBER 31,
                                                  ASSETS                                                  1997            1996
                                                  ------                                             --------------  --------------
Current assets:                                                                                       (Unaudited)
  Cash and cash equivalents:
     Unrestricted........................................................................             $  5,267,544    $  8,615,731
     Restricted..........................................................................                                  345,320
  Accounts receivable, net...............................................................                3,090,163       1,702,415
  Prepaid expenses.......................................................................                  429,576         398,567
  Due from related party.................................................................                  195,632         226,328
  Other assets...........................................................................                   12,401          12,401
                                                                                                      ------------    ------------
       Total current assets..............................................................                8,995,316      11,300,762
Property and equipment, net..............................................................                1,552,667       1,119,338
Excess cost of net assets acquired, net..................................................                4,192,823       2,849,158
Noncompetition agreements, net...........................................................                   31,833          71,880
Organization costs, net..................................................................                   55,769          63,052
Deposits.................................................................................                   84,984          69,947
Other assets.............................................................................                    2,000           2,000
                                                                                                      ------------    ------------
       Total assets......................................................................             $ 14,915,392    $ 15,476,137
                                                                                                      ============    ============
                            LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
                            -------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses..................................................             $  1,394,920    $  1,315,394
  Current portion of obligations under capital leases....................................                  105,094         107,431
  Current maturities of long-term debt...................................................                  448,195         425,166
  Current portion of obligations under noncompetition agreements.........................                                  316,938
  Due to related party...................................................................                  333,015         289,844
                                                                                                      ------------    ------------
       Total current liabilities.........................................................                2,281,224       2,454,773
Long-term debt, less current maturities..................................................                1,282,799         686,613
Obligations under capital leases.........................................................                   60,220          58,715
Other long-term liabilities..............................................................                                   25,320
Obligation to issue common stock.........................................................                                  500,000
                                                                                                      ------------    ------------
Total liabilities........................................................................                3,624,243       3,725,421
Minority interest........................................................................                  (24,575)        (87,630)
Redeemable stock:
  Redeemable convertible preferred stock, Series A, $.001 par value ---
   $8,500,002 liquidation value, 5,000,000 shares authorized, 1,416,667
   shares issued and outstanding.........................................................                8,431,659       8,423,003
                                                                                                      ------------    ------------
       Total redeemable stock............................................................                8,431,659       8,423,003
Stockholders' equity:
  Common stock, $.001 par value -- 10,000,000 shares authorized; issued and
    outstanding, 1,571,979 and 1,471,477 shares in 1997 and 1996, respectively...........                    1,571           1,471
  Additional paid-in capital.............................................................               10,596,049      10,096,149
  Accumulated deficit....................................................................            (   7,713,555)  (   6,682,277)
                                                                                                      ------------    ------------
  Total stockholders' equity.............................................................                2,884,065       3,415,343
                                                                                                      ------------    ------------
   Total liabilities, redeemable stock and stockholders' equity..........................             $ 14,915,392    $ 15,476,137
                                                                                                      ============    ============


                             See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                  1997                 1996
                                                  ----                 ----

Net patient service revenue..................    $ 4,705,542     $ 2,072,414

Management fee income........................        147,906          41,528

Other (expense)  income......................          2,368          (2,323)
                                                 -----------     -----------
Total revenue................................      4,855,816       2,111,619

Operating and administrative expenses........     (5,098,874)     (2,309,465)

Depreciation and amortization................       (182,723)       (100,096)

Interest expense.............................        (68,349)        (69,261)

Interest income..............................         90,087          11,958

Minority interest in net loss of subsidiary..         35,570          52,553
                                                 -----------     -----------
Net loss before income taxes.................       (368,473)       (302,692)

Income taxes.................................              0               0
                                                 -----------     -----------

Net loss.....................................    $  (368,473)    $  (302,692)
                                                 ===========     ===========
Net loss available to common stock...........    $  (372,341)    $  (302,692)
                                                 ===========     ===========

Net loss per share...........................    $     (0.24)    $     (0.34)
                                                 ===========     ===========
Weighted average common shares...............      1,571,979         888,719
                                                 ===========     ===========



                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                     1997              1996
                                                     ----              ----

Net patient service revenue...................      $ 8,052,312   $ 4,009,010

Management fee income.........................          226,303        80,652

Other income..................................            3,303           266
                                                    -----------   -----------
Total revenue.................................        8,281,918     4,089,928

Operating and administrative expenses.........       (9,162,539)   (4,563,070)

Depreciation and amortization.................         (334,853)     (200,124)

Interest expense..............................         (119,982)     (129,267)

Interest income...............................          172,180        11,958

Minority interest in net loss of subsidiary...          141,024       130,354
                                                    -----------   -----------
Net loss before income taxes..................       (1,022,252)     (660,221)

Income taxes..................................                0             0
                                                    -----------   -----------
Net loss......................................      $(1,022,252)  $  (660,221)
                                                    ===========   ===========
Net loss available to common stock............      $(1,031,278)  $  (660,221)
                                                    ===========   ===========
Net loss per share............................           $(0.66)       $(0.84)
                                                    ===========   ===========
Weighted average common shares................        1,569,203       785,053
                                                    ===========   ===========



                             See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                        1997             1996
                                                        ----             ----
OPERATING ACTIVITIES:
Net loss.........................................     $(1,022,252)   $ (660,221)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization................         334,853       200,124
    Amortization of discount.....................           8,062        15,724
    Minority interest in net loss of subsidiary..        (141,024)     (130,354)
    Changes in operating assets and liabilities:.
      Accounts receivable........................      (1,387,748)     (356,811)
      Prepaid expenses and other current assets..         (31,009)          569
      Due from related party, net................          73,867       204,798
      Deposits and other noncurrent assets.......         (15,037)        7,057
      Accounts payable and accrued expenses......          79,526      (305,038)
      Other long term liabilitities..............                        25,016
                                                        ---------    ----------
Net cash used in operating activities............      (2,100,762)     (999,136)

INVESTING ACTIVITIES:
Reduction of restricted cash.......................       345,320
Refund of security deposit.........................       (25,320)
Property and equipment additions...................      (242,773)      (11,874)
Additions to goodwill..............................      (279,972)     (180,808)
Cash paid for acquisitions.........................      (925,000)    4,500,414
                                                      -----------    ----------
Net cash (used in) provided by investing
  activities.......................................    (1,127,745)    4,307,732

FINANCING ACTIVITIES:
Investment costs associated with the sale of
  preferred stock..................................          (370)
Proceeds from exercise of stock options............                         688
Proceeds from line of credit and loans payable.....       344,082       500,000
Payments of long-term debt and other long-term
  obligations......................................      (479,992)     (676,061)
Cash received by partnership.......................        16,600
                                                      -----------    ----------

Net cash used in financing activities..............      (119,680)     (175,373)
                                                      -----------    ----------

Net (decrease) in cash and cash equivalents........    (3,348,187)    3,133,223

Cash and cash equivalents at beginning of period...     8,615,731       368,959
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $ 5,267,544    $3,502,182
                                                      ===========    ==========


                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and results of operations for the three and six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full year.

2.  NET LOSS PER SHARE

     Net loss per share of common stock is computed by dividing net loss available to common stock by the weighted average number of shares of common stock outstanding during each period presented. The net loss available to common stock reflects the accretion of preferred stock to its redemption value for the three months ended June 30, 1997 and for the six months ended June 30, 1997. The weighted average number of shares outstanding for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 is based on the number of the Company's shares of common stock and for the three months ended June 30, 1996 and for the six months ended June 30, 1996 assumes the retroactive conversion of the Company's Series 1 and Series 2 preferred stock in connection with the Merger of the Company with Telor Ophthalmic Pharmaceuticals, Inc. in June 1996. The effect of options and warrants is not considered as it would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS No.128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. FAS No. 128 is not expected to have a material impact on primary earnings per share for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996.

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


                                                                       Three Months Ended
                                                                       ------------------
                                                                            June 30,
                                                                            --------
                                                                       1997          1996
                                                                       ----          ----
Total revenue.................................................        100.0%        100.0%
Operating and administrative expenses.........................       (105.0)       (109.4)
Depreciation and amortization.................................         (3.8)         (4.7)
Interest expense..............................................         (1.4)         (3.3)
Interest income...............................................          1.9           0.6
Minority interest in net loss of subsidiary...................          0.7           2.5
                                                                     ------        ------
Net loss before income taxes..................................         (7.6)        (14.3)
Income taxes..................................................          0.0           0.0
                                                                     ------        ------
Net loss......................................................         (7.6)%       (14.3)%
                                                                     ======        ======

                                                                       Six Months Ended
                                                                       ----------------
                                                                           June 30,
                                                                           --------
                                                                       1997          1996
                                                                       ----          ----
Total revenue.................................................        100.0%        100.0%
Operating and administrative expenses.........................       (110.6)       (111.6)
Depreciation and amortization.................................         (4.0)         (4.9)
Interest expense..............................................         (1.5)         (3.2)
Interest income...............................................          2.1           0.3
Minority interest in net loss of subsidiary...................          1.7           3.2
                                                                     ------        ------
Net loss before income taxes..................................        (12.3)        (16.2)
Income taxes..................................................          0.0           0.0
                                                                     ------        ------
Net loss......................................................        (12.3)%       (16.2)%
                                                                     ======        ======

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------

Revenue

     Total revenue increased 130.0% to approximately $4,856,000 in the three months ended June 30, 1997 from approximately $2,112,000 in the same three-month period in 1996. Net patient service revenue increased 127.1% to approximately $4,706,000 for the three months ended June 30,1997 from approximately $2,072,000 in the comparable period in 1996. Of the approximately $2,633,000 increase in net patient service revenue during the three-month period ended June 30, 1997 compared to the same period in 1996, approximately $1,022,000 (38.8%) was attributable to centers owned at the end of 1996 and $1,612,000 (61.2%) was attributable to centers acquired in 1997.

Operating and Administrative Expenses

     Operating and administrative expenses increased 120.8% to approximately $5,099,000 in the three months ended June 30, 1997 from approximately $2,309,000 in the same three months in 1996. This increase was principally due to the acquisition and development of additional centers. In addition, during 1996, as a function of its acquisition and development plans, the Company added several key corporate executives which it believes will facilitate managing and developing the growth of the business. As a percentage of total revenues, operating and administrative expenses were 105.0% for the three months ended June 30, 1997 and 109.4% for the same period in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 82.6% to approximately $183,000 in the three months ended June 30, 1997 from approximately $100,000 in the same three-month period in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation and amortization was 3.8% in the second quarter of 1997 versus 4.7% in the second quarter of 1996.

Interest Expense

     Interest expense decreased 1.3% to approximately $68,000 in three months ended June 30, 1997 from approximately $69,000 in the same three-month period in 1996. The decrease from 1996 to 1997 was due to the termination of an agreement to sell receivables in January 1997. Additionally, the Company paid down certain debt. As a percentage of total revenues, interest expense was 1.4% in the second quarter of 1997, and 3.3% in the same quarter of 1996.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 653.4% to approximately $90,000 in the quarter ended June 30, 1997 from $12,000 in the same quarter of 1996. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

Minority Interest

     Minority interest represents the share of profits and losses of certain investors in certain joint ventures with the Company. For the three months ended June 30, 1997, the minority interest in net profits/losses of subsidiaries decreased by 32.3% to approximately $36,000 from approximately $53,000 in the same three- month period in 1996. This decrease is due to the Company's ownership interest in new joint ventures, entered into in 1997, generating profits.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996
---------------------------------------

Revenue

     Total revenue increased 102.5% to approximately $8,282,000 in the six months ended June 30, 1997 from approximately $4,090,000 in the same six-month period in 1996. Net patient service revenue increased 100.9% to approximately $8,052,000 for the six months ended June 30, 1997 from approximately $4,009,000 in the comparable period in 1996. Of the approximately $4,043,000 increase in net patient service revenue during the six-month period ended June 30, 1997 compared to the same period in 1996, approximately $1,850,000 (45.8%) was attributable to centers owned at the end of 1996 and $2,193,000 (54.2%) was attributable to centers acquired in 1997.

Operating and Administrative Expenses

     Operating and administrative expenses increased 100.8% to approximately $9,163,000 in the six months ended June 30, 1997 from approximately $4,563,000 in the same six months in 1996. This increase was principally due to the acquisition and development of additional centers. In addition, during 1996, as a function of its acquisition and development plans, the Company added several key corporate executives which it believes will facilitate managing and developing the growth of the business. As a percentage of total revenues, operating and administrative expenses were 110.6% for the six months ended June 30, 1997 and 111.6% for the same period in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 67.3% to approximately $335,000 in the six months ended June 30, 1997 from approximately $200,000 in the same six-month period in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation and amortization was 4.0% in the first half of 1997 versus 4.9% in the first half of 1996.

Interest Expense

     Interest expense decreased 7.2% to approximately $120,000 in six months ended June 30, 1997 from approximately $129,000 in the same six-month period in 1996. The decrease from 1996 to 1997 was due to the termination of an agreement to sell receivables in January 1997. Additionally, the Company paid down certain debt. As a percentage of total revenues, interest expense was 1.5% in the first half of 1997, and 3.2% in the same period of 1996.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased to approximately $172,000 in the six months ended June 30, 1997 from $12,000 in the first half of 1996. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

Minority Interest

     Minority interest represents the share of profit and losses of certain investors in certain joint ventures with the Company. For the six months ended June 30, 1997, the minority interest in net profit/losses of subsidiaries increased by 8.2% to approximately $141,000 from approximately $130,000 in the same six- month period in 1996. This increase is due to losses incurred by certain joint ventures offset by profits generated through the Company's ownership interest in new joint ventures entered into in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. The Company intends to use the funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of June 30, 1997 consisted of (i) cash and cash equivalents aggregating approximately $5.3 million and (ii) accounts receivable of approximately $3.1 million.

     Net cash used in operating activities by the Company during the six months ended June 30, 1997 was approximately $2,101,000 as compared to approximately $999,000 for the comparable period in 1996. The primary uses of cash during the six months ended June 30, 1997 were the funding of working capital in centers that were acquired in 1996 and 1997 and for certain centers where an accounts receivable financing agreement was terminated. Additional cash was used to fund Company operating losses for certain centers for the six months ended June 30, 1996 and 1997. These operating losses were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital during the periods ended June 30, 1997 and 1996. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

     The Company's investing activities for the six months ended June 30, 1997 included the purchase of two physician practices with an aggregate cash outlay of $725,000. The Company also invested $200,000 in two joint ventures. The Company has an equity interest equal to or in excess of 51% in both joint ventures. Additional investing activities included the use of $280,000 and $181,000 in the periods ended June 30, 1997 and 1996, respectively, for costs in excess of purchase price for certain acquisitions. Fixed asset additions amounted to $243,000 for the period ended June 30, 1997 compared to $12,000 for the same period in 1996. During the six months ended June 30, 1997, approximately $320,000 of cash that had been pledged for certain letters of credit was released. In addition, a security deposit of $25,000 in connection with a certain sublease agreement was returned.

     For the six months ended June 30, 1997, the Company received approximately $344,000 from interest bearing working capital loans from joint venture partners and approximately $17,000 through a partnership contribution. For the six months ended June 30, 1997, the Company used funds of approximately $480,000 for the payment of long-term debt and other long-term obligations, compared to approximately $676,000 for the same period in 1996.

     The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, and cash generated from operations will be adequate to provide working capital requirements and to fund debt maturities and to finance any necessary capital expenditures through December 31, 1997. However, the Company believes that the level of financial resources available to it is an important competitive factor and may seek additional financing prior to the end of that period. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest, which additional capital may be necessary to fund acquisitions by the Company.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in the Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in the Quarterly Report on Form 10-Q and this Company's other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable



                         PART 11 -  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



     A. EXHIBITS

        11.01  Statement re Computation of Per Share Earnings.*

        27.01  Financial Data Schedule.*

*Filed herewith

     The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt which is not otherwise required to be filed.

     B. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


Date: _________   __, 1997

                                 EXHIBIT INDEX


EXHIBIT
-------
  NO.                             DESCRIPTION
  ---                             -----------

11.01    Statement re Computation of Per Share Earnings.

27.01    Financial Data Schedule.