Form 10-Q
period 1997-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1997-11-12
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1997

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
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

                                 YES [X]   NO [_]

    The number of shares outstanding of the registrant's Common Stock as of November 3, 1997 was 1,579,479.

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS
                        PART I --- FINANCIAL INFORMATION

                                                                                         PAGE NO.
                                                                                         --------
Item 1.  Financial Statements

           Consolidated Balance Sheets................................................       3

           Consolidated Statements of Operations......................................       4

           Consolidated Statements of Cash Flows......................................       6

           Notes to Consolidated Financial Statements.................................       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................................       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................      13

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds....................................      14

Item 6.  Exhibits and Reports on Form 8-K.............................................      14

Signatures............................................................................      15


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                          CONSOLIDATED BALANCE SHEETS
                                  ($ IN 000'S)

                                                                                   SEPTEMBER 30, DECEMBER 31,
                             ASSETS                                                   1997          1996
                             ------                                                -----------  -------------
Current assets:                                                                    (Unaudited)
     Cash and cash equivalents:
        Unrestricted.............................................................     $ 4,428        $ 8,616
        Restricted...............................................................                        345
     Accounts receivable, net....................................................       3,794          1,703
     Prepaid expenses and other assets...........................................         438            411
     Due from related party......................................................          71            226
                                                                                      -------        -------
                Total current assets.............................................       8,731         11,301
Property and equipment, net......................................................       1,494          1,119
Excess cost of net assets acquired, net..........................................       4,452          2,849
Noncompetition agreements, net...................................................          45             72
Organization costs, net..........................................................         108             63
Deposits and other assets........................................................          91             72
                                                                                      -------        -------
                Total assets.....................................................     $14,921        $15,476
                                                                                      =======        =======


 LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
 ------------------------------------------------------
Current liabilities:
     Accounts payable and accrued expenses.......................................     $ 1,809        $ 1,316
     Current portion of long-term debt...........................................         548            849
     Due to related party.......................................................           17            290
                                                                                      -------        -------
                Total current liabilities........................................       2,374          2,455
Long-term debt, less current maturities..........................................       1,172            746
Other long-term liabilities......................................................                         25
Obligation to issue common stock.................................................                        500
                                                                                      -------        -------
Total liabilities................................................................       3,546          3,726
Minority interest................................................................         116            (88)
Redeemable stock:
   Redeemable convertible preferred stock, Series A, $.001 par value ---
     $8,500,002 liquidation value, 1,666,667 shares authorized, 1,416,667
     shares issued and outstanding...............................................       8,435          8,423
Stockholders' equity:
   Preferred stock, $.001 par value - 3,333,333 shares authorized; none issued and outstanding...............................................................
   Common stock, $.001 par value -- 10,000,000 shares authorized; issued and
     outstanding, 1,579,479 and 1,471,477 shares in 1997 and 1996, respectively..           2              1
   Additional paid-in capital....................................................      10,618         10,096
   Accumulated deficit...........................................................      (7,796)        (6,682)
                                                                                      -------        -------
   Total stockholders' equity....................................................       2,824          3,415
                                                                                      -------        -------
      Total liabilities, redeemable stock and stockholders' equity...............     $14,921        $15,476
                                                                                      =======        =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, $ IN 000'S EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                              1997              1996
                                                        ----------------  ----------------
Revenues:
     Net patient service revenue......................       $    4,913        $    2,280
     Management fees..................................              135                48
     Other............................................               30
                                                             ----------        ----------
                                                                  5,048             2,358
                                                             ----------        ----------
Expenses:
     Operating and administrative.....................            5,254             2,801
     Depreciation and amortization....................              165               117
     Interest.........................................               71                76
                                                             ----------        ----------
                                                                  5,490             2 994
                                                             ----------        ----------
Nonoperating gains:
     Interest income..................................               94                45
     Minority interest in net (gain) loss of
       subsidiaries...................................               52                63
                                                             ----------        ----------
                                                                    146               108
                                                             ----------        ----------

     Net loss before taxes and extraordinary item.....             (296)             (528)
Income taxes..........................................             ----              ----
                                                             ----------        ----------

     Net loss before extraordinary item...............             (296)             (528)
Extraordinary item - gain on forgiveness of debt......              217              ----
                                                             ----------        ----------
Net loss..............................................       $      (79)       $     (528)
                                                             ==========        ==========


Net loss available to common stock....................       $      (83)       $     (528)
                                                             ==========        ==========

Net loss per share before extraordinary item..........           $(0.19)           $(0.36)
     Extraordinary item...............................             0.14
                                                             ----------        ----------
Net loss per share....................................       $    (0.05)       $    (0.36)
                                                             ==========        ==========
Weighted average commons shares.......................        1,576,952         1,469,432
                                                             ==========        ==========


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, $ IN 000'S EXCEPT SHARE AND PER SHARE DATA)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                          1997             1996
                                                    ----------------  ---------------
Revenues:
   Net patient service revenue....................       $   12,965       $    6,289
   Management fees................................              361              129
   Other..........................................                3               30
                                                         ----------       ----------
                                                             13,329            6,448
                                                         ----------       ----------
Expenses:
  Operating and administrative....................           14,417            7,364
  Depreciation and amortization...................              500              317
  Interest........................................              190              206
                                                         ----------       ----------
                                                             15,107            7,887
                                                         ----------       ----------
Nonoperating gains:
  Interest income.................................              266               56
  Minority interest in net loss of subsidiaries...              194              194
                                                         ----------       ----------
                                                                460              250
                                                         ----------       ----------

  Net loss before taxes and extraordinary item....           (1,318)          (1,189)
Income taxes......................................                0                0
                                                         ----------       ----------
  Net loss before extraordinary item..............           (1,318)          (1,189)
Extraordinary item - gain on forgiveness of debt..              217                0
                                                         ----------       ----------
Net loss..........................................       $   (1,101)      $   (1,189)
                                                         ==========       ==========

Net loss available to common stock................       $   (1,114)      $   (1,189)
                                                         ==========       ==========

Net loss per share before extraordinary item......       $    (0.85)      $    (1.17)
  Extraordinary item..............................             0.14                0
                                                         ----------       ----------
Net loss per share................................           $(0.71)          $(1.17)
                                                         ==========       ==========
Weighted average commons shares...................        1,571,814        1,014,848
                                                         ==========       ==========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, $ IN 000'S)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------
                                                                      1997             1996
                                                                ----------------  ---------------
OPERATING ACTIVITIES:
Net loss......................................................          $(1,101)         $(1,189)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization.............................              500              317
    Amortization of discount..................................                7               20
    Extraordinary item........................................             (217)
    Minority interest in net loss of subsidiary...............             (194)            (194)
    Changes in operating assets and liabilities:..............
      Accounts receivable.....................................           (2,036)            (630)
      Prepaid expenses and other current assets...............              (27)              19
      Due from related party, net.............................              179              411
      Deposits and other noncurrent assets....................              (19)              16
      Accounts payable and accrued expenses...................              473             (546)
      Other long term liabilities.............................                                25
                                                                        -------           ------
Net cash used in operating activities.........................           (2,435)          (1,751)

INVESTING ACTIVITIES:
Reduction of restricted cash..................................              345
Refund of security deposit....................................              (25)
Property and equipment additions..............................             (386)             (23)
Additions to goodwill and other intangible assets.............             (321)            (311)
Cash paid for acquisitions....................................           (1,175)           3,678
                                                                        -------          -------
Net cash (used in) provided by investing activities...........           (1,562)           3,344
                                                                        -------          -------

FINANCING ACTIVITIES:
Investment costs associated with the sale of preferred stock..                                 8
Proceeds from line of credit and loans payable................              344              500
Payments of long-term debt and other long-term obligations....             (552)            (710)
Cash received by partnership..................................               17
                                                                        -------          -------
 Net cash used in financing activities........................             (191)            (202)
                                                                        -------          -------

Net (decrease)/increase in cash and cash equivalents..........           (4,188)           1,391

Cash and cash equivalents at beginning of period..............            8,616              369
                                                                        -------          -------
Cash and cash equivalents at end of period....................          $ 4,428          $ 1,760
                                                                        =======          =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year.

2.  NET LOSS PER SHARE

  Net loss per share of common stock is computed by dividing net loss available to common stock by the weighted average number of shares of common stock outstanding during each period presented. The net loss available to common stock reflects the accretion of preferred stock to its redemption value for the three months ended September 30, 1997 and for the nine months ended September 30, 1997. The weighted average number of shares outstanding for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996 is based on the number of the Company's shares of common stock and for the three and nine months ended September 30, 1996 assumes the retroactive conversion of the Company's Series 1 and Series 2 preferred stock in connection with the Merger of the Company with Telor Ophthalmic Pharmaceuticals, Inc. in June 1996. The effect of options and warrants is not considered as it would be antidilutive.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS No.128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. FAS No. 128 is not expected to have a material impact on primary earnings per share for the three months ended September 30, 1997 and 1996 or for the nine months ended September 30, 1997 and 1996.

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


                                                                               Three Months Ended
                                                                               -----------------
                                                                                  September 30,
                                                                                  -------------
                                                                                 1997     1996
                                                                                 ----     ----
Total revenue...........................................................         100.0%   100.0%
Operating and administrative expenses...................................        (104.1)  (118.8)
Depreciation and amortization...........................................          (3.3)    (5.0)
Interest expense........................................................          (1.4)    (3.2)
Interest income.........................................................           1.9      1.9
Minority interest in net loss of subsidiary.............................          (1.2)     2.7
                                                                                ------   ------
Net loss before income taxes and extraordinary item.....................          (8.1)   (22.4)
Income taxes............................................................           ---      ---
                                                                                ------   ------
Net loss before extraordinary item......................................          (8.1)   (22.4)
Extraordinary item......................................................           6.6      ---
                                                                                ------   ------
Net loss................................................................        (  1.5)%  (22.4)%
                                                                               =======   ======
                                                                                Nine Months Ended
                                                                                -----------------
                                                                                 September 30,
                                                                                 -------------
                                                                                 1997      1996
                                                                                 ----      ----
Total revenue...........................................................         100.0%   100.0%
Operating and administrative expenses...................................        (108.2)  (114.2)
Depreciation and amortization...........................................          (3.8)    (4.9)
Interest expense........................................................          (1.4)    (3.2)
Interest income.........................................................           2.0      0.9
Minority interest in net loss of subsidiary.............................            .6      3.0
                                                                                ------   ------
Net loss before income taxes and extraordinary item.....................         (10.8)   (18.4)
Income taxes............................................................           ---      ---
                                                                                ------   ------
Net loss before extraordinary item......................................         (10.8)   (18.4)
Extraordinary item......................................................           2.5      ---
                                                                                ------   ------
Net loss................................................................          (8.3)%  (18.4)%
                                                                                ======   ======

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------

  Revenue

     Total revenue increased 114.1% to approximately $5,048,000 in the three months ended September 30, 1997 from approximately $2,358,000 in the same three-month period in 1996. Net patient service revenue increased 115.5% to approximately $4,913,000 for the three months ended September 30,1997 from approximately $2,280,000 in the comparable period in 1996. Of the approximately $2,633,000 increase in net patient service revenue during the three-month period ended September 30, 1997 compared to the same period in 1996, approximately $849,000 (32.2%) was attributable to centers owned at the end of 1996 and $1,784,000 (67.8%) was attributable to centers acquired in 1997.

  Operating and Administrative Expenses

     Operating and administrative expenses increased 87.6% to approximately $5,254,000 in the three months ended September 30, 1997 from approximately $2,801,000 in the same three months in 1996. This increase was principally due to the acquisition and development of additional centers. As a percentage of total revenues, operating and administrative expenses declined approximately 14.7% to 104.1% for the three months ended September 30, 1997 as compared to 118.8% for the same period in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will continue to decline as a percentage of total revenue.

  Depreciation and Amortization

     Depreciation and amortization expense increased 41.0% to approximately $165,000 in the three months ended September 30, 1997 from approximately $117,000 in the same three-month period in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation and amortization was 3.3% in the third quarter of 1997 versus 5.0% in the third quarter of 1996.

  Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 108.9% to approximately $94,000 in the quarter ended September 30, 1997 from $45,000 in the same quarter of 1996. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

  Minority Interest

     Minority interest represents the share of losses of certain investors in certain joint ventures with the Company. For the three months ended September 30, 1997, the minority interest in net losses of subsidiaries amounted to $52,000 versus $63,000 for the three months ended September 30, 1996.

  Extraordinary Item

       The gain on forgiveness of debt relates to the restructuring of one of the Company's joint ventures. In connection with such restructuring, the ownership of the joint venture changed where by the Company assumed an additional 24% ownership interest in such joint venture. Through this transaction, each party in the joint venture forgave outstanding indebtedness. Additionally, certain assets associated with one of the joint venture sites were purchased by one of the Company's partners in consideration for the forgiveness of the Company's note payable to its partner of approximately $536,000 and cash of approximately $56,000. This forgiveness resulted in the joint venture extraordinary gain of $217,000 to the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------

  Revenue

     Total revenue increased 106.7% to approximately $13,329.000 in the nine months ended September 30, 1997 from approximately $6,448,000 in the same nine-month period in 1996. Net patient service revenue increased 106.2% to approximately $12,965,000 for the nine months ended September 30, 1997 from approximately $6,289,000 in the comparable period in 1996. Of the approximately $6,676,000 increase in net patient service revenue during the nine-month period ended September 30, 1997 compared to the same period in 1996, approximately $2,699,000 (40.4%) was attributable to centers owned at the end of 1996 and $3,977,000 (59.6%) was attributable to centers acquired in 1997.

  Operating and Administrative Expenses

     Operating and administrative expenses increased 95.8% to approximately $14,417,000 in the nine months ended September 30, 1997 from approximately $7,364,000 in the same nine months in 1996. This increase was principally due to the acquisition and development of additional centers. As a percentage of total revenues, however, operating and administrative expenses declined by approximately 6% from 108.2% for the nine months ended September 30, 1997 to 114.2% for the same period in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will continue to decline as a percentage of total revenue.

  Depreciation and Amortization

     Depreciation and amortization expense increased 57.7% to approximately $500,000 in the nine months ended September 30, 1997 from approximately $317,000 in the same nine-month period in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation, and amortization was 3.8% for the nine-months ended September 30, 1997 versus 4.9% for the prior years nine month period.

Interest Expense

   Interest expense decreased 7.8% to approximately $190,000 during the nine months ended September 30, 1997 from approximately $206,000 in the same nine-month period in 1996. The decrease from 1996 to 1997 was primarily due to the termination of an agreement to sell patient receivables in January 1997. Additionally, the Company paid down certain debt. As a percentage of total revenues, interest expense was 1.4% in the nine months ended September 30, of 1997, and 3.2% in the same period of 1996.

Interest Income

   Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased to approximately $266,000 in the nine months ended September 30, 1997 from $56,000 in the same period of 1996. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

Minority Interest

   Minority interest represents the share of losses of certain investors in certain joint ventures with the Company. For the nine months ended September 30, 1997 and 1996, the minority interest in net losses of subsidiaries amounted to approximately $194,000.

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

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. The Company intends to use the funds in its expansion effort and for
working capital.   The Company's principal sources of liquidity as of September
30, 1997 consisted of (i) cash and cash equivalents aggregating approximately $4.4 million and (ii) accounts receivable of approximately $3.8 million.

  Net cash used in operating activities by the Company during the nine months ended September 30, 1997 was approximately $2,434,000 as compared to approximately $1,751,000 for the comparable period in 1996. The primary uses of cash during the nine months ended September 30, 1997 were the funding of working capital in centers that were acquired in 1996 and 1997, for certain centers where an accounts receivable financing agreement was terminated and for expenses relating to opening a new location during the fourth quarter of 1997.
Additional cash was used to fund Company operating losses for certain centers for the nine months ended September 30, 1996 and 1997. These operating losses were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital during the periods ended September 30, 1997 and 1996. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

  The Company's investing activities for the nine months ended September 30, 1997 included the purchase of three physician practices with an aggregate cash outlay of $1,175,000. The Company also invested $200,000 in two joint ventures. The Company has an equity interest equal to or in excess of 51% in both joint ventures. Additional investing activities included the use of $321,000 and $311,000 in the periods ended September 30, 1997 and 1996, respectively, for costs in excess of purchase price for certain acquisitions. Fixed asset additions amounted to $387,000 for the period ended September 30, 1997 compared to $23,000 for the same period in 1996. Fixed asset additions for 1997 included renovations and equipment relating to a new center as well as the purchase of computer equipment across Company sites and other improvements in management information systems. During the nine months ended September 30, 1997, approximately $320,000 of cash that had been pledged for certain letters of credit was released. In addition, a security deposit of $25,000 in connection with a certain sublease agreement was returned.

  For the nine months ended September 30, 1997, the Company received approximately $344,000 from interest bearing working capital loans from joint venture partners and approximately $17,000 through a partnership contribution. For the nine months ended September 30, 1997, the Company used funds of approximately $552,000 for the payment of long-term debt and other long-term obligations, compared to approximately $710,000 for the same period in 1996.

  The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, and cash generated from operations will be adequate to provide working capital requirements and to fund debt maturities and to finance any necessary capital expenditures through December 31, 1997. However, the Company believes that the level of financial resources available to it is an important competitive factor. Thus, the Company will seek, and is currently involved in active negotiations concerning additional financing prior to the end of that period. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest, which additional capital may be necessary to fund acquisitions by the Company.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  Statements contained in the Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Quarterly Report on Form 10-Q and this Company's other filings with the Securities and Exchange Commission.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the fiscal quarter ended September 30, 1997, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

    (1) On August 1, 1997, the Company issued 7,500 shares of its Common Stock, valued at a price of $3.00 per share, to New England Occupational Health Services, P.C. in connection with the purchase by the Company of certain assets of New England Occupational Health Services, P.C. on August 1, 1997 and in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

  In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) each of the purchasers represented that such purchaser
(a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c ) had access to or was furnished with the kinds of information that registration under the Securities Act would have provided; and (d) acquired the shares for the purchaser's own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (2) a restrictive legend was placed on each certificate or other instrument evidencing the shares.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   A. EXHIBITS

      10.01 Registration Rights Agreement between the Company and New England Occupational Health Services, P.C. dated as of August 1, 1997.*

      11.01  Statement re Computation of Per Share Earnings.*

      27.01  Financial Data Schedule.*

*Filed herewith

  The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt which is not otherwise required to be filed.

   B. REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                         OCCUPATIONAL HEALTH + REHABILITATION INC


                           By:        /s/ John C. Garbarino
                               ------------------------------------------
                                           John C. Garbarino
                                  President and Chief Executive Officer
                                     (principal executive officer)


                             By:   /s/ Richard P. Quinlan
                                ---------------------------------------
                                       Richard P. Quinlan
                                 Chief Financial Officer, Treasurer,
                                   Secretary and General Counsel
                                    (principal financial officer)


Date:  November 7, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
  ---                         -----------

10.01   Registration Rights Agreement between the Company and New England
        Occupational Health Services, P.C. dated as of August 1, 1997.

11.01   Statement re Computation of Per Share Earnings.

27.01   Financial Data Schedule.
