Form 10-Q/A
period 1997-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1998-03-30
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA

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

                         QUARTERLY REPORT ON FORM 10-QA
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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
                                                                                      =======        =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, $ IN 000'S EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                              1997              1996
                                                        ----------------  ----------------
Revenues:
     Net patient service revenue......................       $    4,913        $    2,280
     Management fees..................................              135                48
     Other............................................                                 30
                                                             ----------        ----------
                                                                  5,048             2,358
                                                             ----------        ----------
Expenses:
     Operating and administrative.....................            5,254             2,801
     Depreciation and amortization....................              165               117
     Interest.........................................               71                76
                                                             ----------        ----------
                                                                  5,490             2 994
                                                             ----------        ----------
Nonoperating gains:
     Interest income..................................               94                45
     Minority interest in net (gain) loss of
       subsidiaries...................................               52                63
     Gain on disposition of investment................              217              ----
                                                             ----------        ----------
                                                                    363               108
                                                             ----------        ----------

     Net loss before taxes............................              (79)             (528)
Income taxes..........................................             ----              ----
                                                             ----------        ----------

     Net loss.........................................              (79)             (528)
                                                             ==========        ==========

Net loss available to common stock....................       $      (83)       $     (528)
                                                             ==========        ==========

Net loss per share....................................       $    (0.05)       $    (0.36)
                                                             ==========        ==========
Weighted average commons shares.......................        1,576,952         1,469,432
                                                             ==========        ==========


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, $ IN 000'S EXCEPT SHARE AND PER SHARE DATA)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                          1997             1996
                                                    ----------------  ---------------
Revenues:
   Net patient service revenue....................       $   12,965       $    6,289
   Management fees................................              361              129
   Other..........................................                3               30
                                                         ----------       ----------
                                                             13,329            6,448
                                                         ----------       ----------
Expenses:
  Operating and administrative....................           14,417            7,364
  Depreciation and amortization...................              500              317
  Interest........................................              190              206
                                                         ----------       ----------
                                                             15,107            7,887
                                                         ----------       ----------
Nonoperating gains:
  Interest income.................................              266               56
  Minority interest in net loss of subsidiaries...              194              194
  Gain on disposition of investment...............              217                0
                                                         ----------       ----------
                                                                677              250
                                                         ----------       ----------

  Net loss before taxes...........................           (1,101)          (1,189)
Income taxes......................................                0                0
                                                         ----------       ----------
  Net loss........................................           (1,101)          (1,189)
                                                         ----------       ----------
Net loss available to common stock................       $   (1,114)      $   (1,189)
                                                         ==========       ==========

Net loss per share................................           $(0.71)          $(1.17)
                                                         ==========       ==========
Weighted average commons shares...................        1,571,814        1,014,848
                                                         ==========       ==========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, $ IN 000'S)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------
                                                                      1997             1996
                                                                ----------------  ---------------
OPERATING ACTIVITIES:
Net loss......................................................          $(1,101)         $(1,189)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization.............................              500              317
    Amortization of discount..................................                7               20
    Gain on disposition of investment.........................             (217)
    Minority interest in net loss of subsidiary...............             (194)            (194)
    Changes in operating assets and liabilities:..............
      Accounts receivable.....................................           (2,036)            (630)
      Prepaid expenses and other current assets...............              (27)              19
      Due from related party, net.............................              179              411
      Deposits and other noncurrent assets....................              (19)              16
      Accounts payable and accrued expenses...................              473             (546)
      Other long term liabilities.............................                                25
                                                                        -------           ------
Net cash used in operating activities.........................           (2,435)          (1,751)

INVESTING ACTIVITIES:
Reduction of restricted cash..................................              345
Refund of security deposit....................................              (25)
Property and equipment additions..............................             (386)             (23)
Additions to goodwill and other intangible assets.............             (321)            (311)
Cash paid for acquisitions....................................           (1,175)           3,678
                                                                        -------          -------
Net cash (used in) provided by investing activities...........           (1,562)           3,344
                                                                        -------          -------

FINANCING ACTIVITIES:
Investment costs associated with the sale of preferred stock..                                 8
Proceeds from line of credit and loans payable................              344              500
Payments of long-term debt and other long-term obligations....             (552)            (710)
Cash received by partnership..................................               17
                                                                        -------          -------
 Net cash used in financing activities........................             (191)            (202)
                                                                        -------          -------

Net (decrease)/increase in cash and cash equivalents..........           (4,188)           1,391

Cash and cash equivalents at beginning of period..............            8,616              369
                                                                        -------          -------
Cash and cash equivalents at end of period....................          $ 4,428          $ 1,760
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


                                                                               Three Months Ended
                                                                               -----------------
                                                                                  September 30,
                                                                                  -------------
                                                                                 1997     1996
                                                                                 ----     ----
Total revenue...........................................................         100.0%   100.0%
Operating and administrative expenses...................................        (104.1)  (118.8)
Depreciation and amortization...........................................          (3.3)    (5.0)
Interest expense........................................................          (1.4)    (3.2)
Interest income.........................................................           1.9      1.9
Minority interest in net loss of subsidiary.............................           1.1      2.7
Gain on disposition of investment.......................................           4.3      ---
                                                                                ------   ------
Net loss................................................................        (  1.5)%  (22.4)%
                                                                               =======   ======
                                                                                Nine Months Ended
                                                                                -----------------
                                                                                 September 30,
                                                                                 -------------
                                                                                 1997      1996
                                                                                 ----      ----
Total revenue...........................................................         100.0%   100.0%
Operating and administrative expenses...................................        (108.2)  (114.2)
Depreciation and amortization...........................................          (3.8)    (4.9)
Interest expense........................................................          (1.4)    (3.2)
Interest income.........................................................           2.0      0.9
Minority interest in net loss of subsidiary.............................           1.4      3.0
Gain on disposition of investment.......................................           1.7      ---
                                                                                ------   ------
Net loss................................................................          (8.3)%  (18.4)%
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

Gain on Disposition of Investment

     The Gain on Disposition of Investment relates to the restructuring of one of the Company's joint ventures. In connection with such restructuring, the ownership of the joint venture changed where by the Company assumed an additional 24% ownership interest in such joint venture. Through this transaction, each party in the joint venture forgave outstanding indebtedness. Additionally, certain assets associated with one of the joint venture sites were purchased by one of the Company's partners in consideration for the forgiveness of the Company's note payable to its partner of approximately $536,000 and cash of approximately $56,000. This restructuring resulted in the gain on disposition of $217,000 to the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------

  Revenue

     Total revenue increased 106.8% to approximately $13,329.000 in the nine months ended September 30, 1997 from approximately $6,448,000 in the same nine-month period in 1996. Net patient service revenue increased 106.2% to approximately $12,965,000 for the nine months ended September 30, 1997 from approximately $6,289,000 in the comparable period in 1996. Of the approximately $6,676,000 increase in net patient service revenue during the nine-month period ended September 30, 1997 compared to the same period in 1996, approximately $2,699,000 (40.4%) was attributable to centers owned at the end of 1996 and $3,977,000 (59.6%) was attributable to centers acquired in 1997.

  Operating and Administrative Expenses

     Operating and administrative expenses increased 95.8% to approximately $14,417,000 in the nine months ended September 30, 1997 from approximately $7,364,000 in the same nine months in 1996. This increase was principally due to the acquisition and development of additional centers. As a percentage of total revenues, however, operating and administrative expenses declined by approximately 6% to 108.2% for the nine months ended September 30, 1997 from 114.2% for the same period in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, operating and other administrative costs will continue to decline as a percentage of total revenue.

  Depreciation and Amortization

     Depreciation and amortization expense increased 57.8% to approximately $500,000 in the nine months ended September 30, 1997 from approximately $317,000 in the same nine-month period in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of total revenues, depreciation, and amortization was 3.8% for the nine-months ended September 30, 1997 versus 4.9% for the prior years nine month period.

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

  Net cash used in operating activities by the Company during the nine months ended September 30, 1997 was approximately $2,435,000 as compared to approximately $1,751,000 for the comparable period in 1996. The primary uses of cash during the nine months ended September 30, 1997 were the funding of working capital in centers that were acquired in 1996 and 1997, for certain centers where an accounts receivable financing agreement was terminated and for expenses relating to opening a new location during the fourth quarter of 1997.
Additional cash was used to fund Company operating losses for certain centers for the nine months ended September 30, 1996 and 1997. These operating losses were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital during the periods ended September 30, 1997 and 1996. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

  The Company's investing activities for the nine months ended September 30, 1997 included the purchase of three physician practices with an aggregate cash outlay of $1,175,000. The Company also invested $200,000 in two joint ventures. The Company has an equity interest equal to or in excess of 51% in both joint ventures. Additional investing activities included the use of $321,000 and $311,000 in the periods ended September 30, 1997 and 1996, respectively, for costs in excess of purchase price for certain acquisitions. Fixed asset additions amounted to $386,000 for the period ended September 30, 1997 compared to $23,000 for the same period in 1996. Fixed asset additions for 1997 included renovations and equipment relating to a new center as well as the purchase of computer equipment across Company sites and other improvements in management information systems. During the nine months ended September 30, 1997, approximately $320,000 of cash that had been pledged for certain letters of credit was released. In addition, a security deposit of $25,000 in connection with a certain sublease agreement was returned.

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


Date:  March 27, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
  ---                         -----------

10.01   Registration Rights Agreement between the Company and New England
        Occupational Health Services, P.C. dated as of August 1, 1997.

11.01   Statement re Computation of Per Share Earnings.

27.01   Financial Data Schedule.
