Form 10-K
period 1997-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1998-03-30
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended: December 31, 1997
                                       OR
[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from            to
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

                                (781) 741-5175
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
--------------------                                  ------------------------
       None                                                Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value
                        -------------------------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X]  NO [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant on March 5, 1998 was $2,557,114.50 based on the closing price of $4.25 per share. The number of shares outstanding of the registrant's Common Stock as of March 5, 1998 was 1,478,977.

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

 Item 1.    Business..................................................      3

 Item 2.    Properties................................................     15

 Item 3.    Legal Proceedings.........................................     15

 Item 4.    Submission of Matters to a Vote of Security Holders.......     15


PART II

 Item 5.    Market of Registrants's Common Equity and Related
            Stockholder Matters.......................................     16

 Item 6.    Selected Financial Data...................................     17

 Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     18

 Item 7A.   Quantitative and Qualitative Disclosures about
            Market Risk...............................................     22

 Item 8.    Financial Statements and Supplementary Data...............     22

 Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................     23


PART III

 Item 10.   Directors and Executive Officers of the Registrant........     23

 Item 11.   Executive Compensation....................................     26

 Item 12.   Security Ownership of Certain Beneficial Owners
            and Management............................................     28

 Item 13.   Certain Relationships and Related Transactions............     30


PART IV

 Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.......................................     31

 Index to Consolidated Financial Statements and Financial Statements
 Schedules............................................................    F-1

 Signatures...........................................................    S-1

                                     PART I

ITEM 1.   BUSINESS

GENERAL

  Occupational Health + Rehabilitation Inc (the "Company") is a leading physician practice management company specializing in occupational health care in the Northeast. The Company develops and operates multidisciplinary, outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company currently operates sixteen occupational healthcare and related service centers in five states serving over 5,000 employers and also provides workplace health services at employer locations throughout the Northeast. The Company's centers provide high quality patient care and a high level of service, which in combination reduce workers' compensation costs for employers. The Company believes it is the leading provider of occupational health services in its established markets as a result of its commitment to quality care and service.

  The Company has developed a system of clinical and operating protocols as well as proprietary information systems to track the resulting patient outcomes (the "OH+R System"), all focused on reducing the cost of work-related injuries. The most effective way to reduce cost is to prevent injuries from occurring. The OH+R System includes a full array of services designed to reduce the frequency and severity of work-related injuries and to assure regulatory compliance. Many of these services may also be delivered on-site at the workplace. Prevention and compliance services include pre-placement examinations, medical surveillance, drug and alcohol testing, physicals and work-site safety programs.

  The Company's treatment approach for work-related injuries and illnesses is based on documented, proprietary clinical protocols integrating state-of-the-art medical, rehabilitation and case management services in a "one-stop shop" focused on solving the problems of both employers and employees. Employers' costs are reduced, and their workers are back on the job more quickly compared to national averages. Employees receive better care, maintain a positive attitude and have a greatly reduced probability of developing chronic problems. Utilizing the OH+R System, which continues to evolve, occupational medicine physicians and other clinical staff associated with the Company have consistently generated substantial, documented savings as compared to national averages in both the lost work days and the medical costs associated with work-related injuries and illnesses.

  The Company's strategic plan is to expand its network of centers throughout the Northeast, principally through joint ventures with hospitals, acquisition of occupational medicine and related services practices, and to continue expanding its workplace health programs. The Company currently has five hospital affiliations in place.

  The Company was incorporated in Delaware in 1988. On June 6, 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with and into (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"). Telor initially operated as an ophthalmic pharmaceutical company. Following the failure of its lead product candidate, Telor curtailed its research and development programs and sought a merger candidate. Pursuant to the terms of the Merger, Telor was the surviving corporation. Simultaneously with the Merger, however, Telor's name was changed to Occupational Health + Rehabilitation Inc, and the business of the surviving corporation was changed to the business of OH+R. The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043, telephone number (781) 741-5175.

INDUSTRY OVERVIEW

  Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In 1996, workers' compensation costs in the U.S. were estimated at $121 billion according to the National

Safety Council. Wage and productivity loses accounted for approximately 50% of these total costs. The primary occupational healthcare market, which includes primary care treatment of injuries and non-injury health care services such as prevention and compliance services (the "Primary Occupational Healthcare") , represented $10 billion of these costs. Although a small portion of these total costs, the Company believes Primary Occupational Healthcare is a critical determinant of other costs. Functioning as the gatekeeper, the primary occupational medicine physician greatly influences "down stream" medical costs as well as when an injured employee returns to work thereby controlling lost work days.

  The rapid increase of workers' compensation costs nationally in past years has resulted in employers taking more active roles in preventing and managing workplace injuries. This typically includes the establishment of safety committees, emphasis on ergonomics in the workplace, drug testing and other efforts to reduce the number of injuries and the establishment of preferred provider relationships to insure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated health care services to support these programs has been a key factor in the development of the occupational healthcare industry.

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

STRATEGY

  The Company's objective is to develop a comprehensive regional network of occupational healthcare centers and to expand its workplace health services dedicated to reducing the cost of work-related injuries and illnesses and other healthcare costs through high-quality care and outstanding service.

  The Company intends to build its network of centers through:

  .    Joint ventures with existing hospital occupational health departments.

  . Acquisitions of existing occupational medicine, physical therapy and other related services practices.

  .    Start-up of Company centers in strategic locations.

  . Strategic alliances with workers' compensation insurers, managed care companies, provider groups such as integrated delivery systems, and group health insurers, and health maintenance organizations.

  Subsequent to an acquisition, joint venture or long term management relationship, new centers are converted to the Company's practice model through implementation of the OH+R System. New services are added as required to provide the Company's full-service offering. Workplace health services are often delivered at employer locations within the service area of a center and are a natural extension of center operations. The Company's direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of workplace health opportunities not proximate to a center.

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

  . Quality Care and Outstanding Service--For a number of reasons, injured workers often receive second-class care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of lost work days including the associated indemnity, lost production and staff replacement costs. The Company is committed to providing outstanding service--to patients, to employers and to third parties. From van pick-ups for injured workers to custom services addressing an employer's specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

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

  . "At Risk" Reimbursement--The Company believes that case rates, capitation and eventually outcome-based reimbursement will become more prevalent in workers' compensation. The Company offers case rates, capped fee-for-service programs and other innovative pricing programs, which differentiate the Company from its competitors. The Company believes its outcome data and management information systems enable it to properly price and manage "at risk" reimbursement programs, enhancing the Company's profitability while providing increased accountability for results to client employers.

SERVICES

   The Company's services address the diverse healthcare needs and challenges faced by employers in the workplace. Specializing in the prevention, treatment and management of work-related injuries and illnesses, the Company is able to meet the needs of single site, regional multi-site or national employers. The Company's services are delivered in a variety of venues including the Company's centers, and the workplace or through specialty consulting/administrative arrangements.

   The Company's centers are typically staffed with multi-disciplinary teams, including physicians, physician assistants, nurse practitioners, nurses, physical and occupational therapists, as well as a manager, a client relations
director, and support personnel.   Each center also has specialists such as
orthopedists and physiatrists on staff or has established relationships with local specialty physicians who have compatible treatment philosophies.

   In support of both center operations and workplace health initiatives, the Company also provides an after-hours program to coordinate second and third shift injuries through local emergency departments. This program insures that the injured employee is referred back into the Company's organized system of care to assure continuity of care.

   The Company's Medical Policy Board is the focal point for maintaining and enhancing the Company's reputation for clinical excellence. The Medical Policy Board is composed of physicians who are employed by or associated with the Company and who are established, recognized leaders in occupational healthcare. The Medical

Policy Board oversees the establishment of "best practice" standards, the development of clinical protocols and quality assurance programs, and the recruitment and training of clinical personnel.

Specific services provided by the Company include:

Prevention/Compliance:

   A safe work environment is a critical factor impacting costs associated with work-related injuries and illnesses. To optimize workplace safety and productivity, the Company offers a full array of services designed to prevent injuries before they happen and to meet regulatory compliance requirements. The expertise and experience of the Company's occupational health specialists differentiate the Company's prevention and compliance services. Through treating work-related injuries, the Company's clinicians gain significant insights into employers' safety issues thereby improving the efficacy of prevention programs. The Company's expertise in health and safety regulatory matters provides employers with a critical resource to assist them in addressing increasingly complex Federal and state regulations.

Specific prevention and compliance services include:

   .  Physical Examinations
      -  Preplacement
      -  Executive
      -  DOT
      -  Annual
      -  Medical Monitoring/Surveillance
   .  Screenings
      -  Drug & Alcohol Testing
      -  Hazardous substances
      -  Pulmonary Function Tests
   .  Safety Programs
   .  Health Promotion

Treatment/Management:

   Where an injured worker receives initial treatment for a work-related injury or illness is critical to the eventual outcome of the case. The urgent care provider is the medical gatekeeper and single most important player in controlling case cost. When the Company acts as the gatekeeper, whether in a Company center or in the workplace, it controls the cost of treatment provided plus the costs of specialist and ancillary services by ensuring that referrals are appropriate and required. The Company's prevention/compliance efforts provide in-depth understanding of the workplace and the workforce facilitating optimal treatment plans and early return to work. Lost work days are minimized when care is controlled and effectively coordinated.

   The Company's treatment protocols, which have been demonstrated to be effective through outcome studies documenting reduced medical costs and fewer lost work days, are based on a sports medicine philosophy of early intervention and aggressive treatment to maximize a patient's recovery while minimizing the ultimate costs associated with the case.

   As part of the Company's injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker's care. This includes referrals to specialists who are part of a network of physicians who understand workers' compensation and the special requirements of treating work-related injuries. Within a typical Company center, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan thus eliminating "system delays" (i.e., time lost as patients deal with several, unrelated providers).

   Another element to successfully managing work-related injuries is continuous communication to all the "key players" including the employer, employee, and insurance representative. With expectations and treatment plans clearly communicated to all involved, the Company's commitment to goal-oriented, cost-effective, quality care is evident.

   When an individual is not treating with the Company, specialty evaluations are often used to bring a case to closure and/or to create return to work programs for both work-related and non-work-related cases. The Company's occupational medicine physicians and therapists bring a unique set of skills and experiences to these evaluations including in-depth understanding of the workplace. Referrals for these services typically come from employers, insurers, or lawyers.

Treatment/management services are summarized below:

   .  Urgent Care
   .  Physical and occupational therapy
   .  Specialist Referrals
   .  Case Management
   .  Speciality Evaluations
      -  Independent Medical Examinations
      -  Disability Examinations

Workplace Health:

   The workplace is often the most effective place for the Company to deliver its services for work-related injuries/illnesses as well as to reduce other employee healthcare costs. Furthermore, many employers recognize the value of medical personnel managing integrated disability management programs which cover both work-related and non-work-related injuries and illnesses. The Company has assembled a fully integrated continuum of workplace health services that systematically address workplace safety, aim to minimize absenteeism of employees who have work-related and non-work-related injuries and illnesses, and strive to reduce the cost of chronic diseases. Employers may choose to have all or some of these services delivered at the workplace through staffing contracts or in conjunction with the Company's center resources.

Consulting/Advisory Services

   Based on its depth of occupational medicine expertise, the Company provide's a variety of consulting/advisory services for clients as follows:

   .  Healthcare policy development
   .  Regulatory compliance
   .  ADA compliance
   .  Environmental medicine
   .  Medical Review Officer (MRO)

OUTCOMES

   The Company has significant experience with data management and outcomes tracking and has created a state-of-the-art reporting tool that enables employers to track all costs and utilization of services received within the Company's network of care. The Company believes that its multi-disciplinary clinical teams have consistently outperformed others by returning injured employees back to work more quickly and at lower cost, while maintaining a greater than 95% patient satisfaction rate.

   To continually ensure and monitor the effectiveness of the services provided by the Company, the Company regularly compares its outcome results against national benchmarks and individual employer statistics. In comparison to national statistics reported by the National Council on Compensation Insurance and the National Safety Council, the Company has demonstrated significant savings in medical and indemnity costs. The Company's studies indicate that average medical costs per case is $466 as compared to a national average of $2,528. In addition, on average only 5% of the cases treated at Company centers result in lost work days (LWDs) while national averages indicate that 18% of all cases result in LWDs. Further, the Company's average was 7 lost work days for each LWD case it treated as compared to 22 days nationally. The following charts illustrate these findings:

                             [CHART APPEARS HERE]


   Chart indicates in the form of bar graphs that the Company's average medical costs per case is $466 and the national medical costs per case is $2,528 according to the National Council on Compensation Insurance 1996 Statistical Bulletin.

        * National Council on Compensation Insurance 1996 Statistical Bulletin


                             [CHART APPEARS HERE]


   Chart indicates in the form of bar graphs that only 5% of the cases treated at the Company's centers result in lost work days (LWDs) while a 1996 National Safety Council (the "NSC Survey") survey indicates that 18% of cases treated nationally results in LWDs. Chart further indicates that the Company's average was 7 lost work days for each LWD case it treated as compared to 22 days nationally based on the findings of the NSC Survey.

        **  1996 National Safety Council


FUTURE SERVICE OFFERINGS

   The Company is also developing programs in other markets in which its core competencies are relevant. For example, many states are implementing legislation providing premium discounts on auto insurance for consumers agreeing to use specified preferred provider networks if they are injured in an accident. The Company's expertise in treating and managing work-related musculoskeletal injuries within the medicolegal environment of workers' compensation solidly positions it to address the high costs of auto injuries.

SALES AND MARKETING

     The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. These parties strongly influence (and in many instances direct) an injured worker's choice of provider. In addition, employers select providers for prevention and compliance services.

     Through a sales planning and forecasting process, markets are analyzed and resources are allocated and consistently monitored to ensure maximum results. Client relations directors (CRDs), typically located at each Company center, are responsible for client retention and new client prospecting activities. The personal sales efforts of each CRD are supported by direct mail, selective advertising and public relations programs focused on reinforcing the Company's position as a leader in occupational health.

     The Company is also developing programs in other markets in which its core clinical competencies are relevant. For example, many states are implementing legislation providing premium discounts on auto insurance for consumers agreeing to use specified preferred provider networks if they are injured in an accident. The Company's expertise in treating and managing work-related musculoskeletal injuries within the medicolegal environment of workers' compensation solidly positions it to address the high costs of auto injuries.

AGREEMENTS WITH MEDICAL PROVIDERS

     Medical and other professional services at the Company's centers are provided through independently organized professional corporations (collectively, the "Medical Providers") that enter into management agreements with the Company or its affiliated joint ventures, which subcontract with the Company. The Company provides a wide array of business services under these management and submanagement agreements, such as providing personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, sales, marketing and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers under the direction of the Medical Providers provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company's service mark "Occupational Health + Rehabilitation". The management agreements typically have automatically renewing terms and specific termination rights. Management fees payable to the Company vary depending upon the particular circumstances and applicable legal requirements. These fees may include an assignment of certain accounts receivable, an allocation of a certain portion of net revenue or a flat fee for each service provided by the Company.

EXPANSION PLAN

     The Company's objective is to build a comprehensive regional occupational health system with a network of full-service occupational health centers and an array of workplace health services. In addition, in some cases, services will be provided at satellite locations affiliated with the Company's hospital partners. Forming ventures, alliances and long-term management relationships with hospitals and health systems in markets in which the Company operates is a key strategy for the Company. The Company's management team is comprised of healthcare executives who are experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of center and workplace health operations, facilitates effective assimilation of new operations. The Company believes that occupational health services, like all other segments of the healthcare industry, will begin to feel the pressure of managed care and other cost containment efforts from employers. These pressures and the expected continuance of regulatory complexities in the workers' compensation and health and safety systems will cause a need, in the Company's opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations such as the Company that specialize in occupational health. Because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

HOSPITAL JOINT VENTURES, AFFILIATIONS AND MANAGEMENT AGREEMENTS

     The Company's intended principal method of expansion is entering into joint ventures, affiliations or long-term management agreements with hospitals to operate the hospitals' occupational health programs, which are then converted to full-service Company centers. There are approximately 1,500 hospital-based occupational health programs in the United States, approximately 300 of which are in the New England and Middle Atlantic states.

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

     By affiliating or contracting with the Company, hospitals benefit from:

     .    The OH+R System--a proven clinical and operating system

     .    Access to the Company's regional network of multi-location clients

     . The Company's expertise in delivering high quality care and outstanding service that enhances a hospital's reputation with employers

     . The Company's entrepreneurial work environment that provides incentives for performance

     . Off-campus facilities providing outposts in geographic market segments that can generate inpatient referrals

     .    Minimizing capital requirements

     Hospital relationships allow the Company to leverage the name and position of the institution within a community to ease market entry and expedite building market share. In addition, as healthcare reform proceeds, integrated healthcare delivery systems are expected to develop around networks of hospitals. Employers will contract with these systems to provide for all the healthcare needs of their employees, including the prevention and treatment of work-related injuries and illnesses. It is strategically important for the Company to have links to these systems to be well-positioned to become the occupational health provider for a system.

     At the end of 1996, the Company had hospital joint ventures in effect with New England Baptist Hospital in Boston, Massachusetts and Central Maine Medical Center in Lewiston, Maine. During 1997, joint ventures with Maine Medical Center in Portland, Maine and Kent County Memorial Hospital in Warwick, Rhode Island were consummated. In both of these cases, existing hospital-owned occupational health centers were combined with existing OH+R centers. Maine Medical Center is the largest tertiary care hospital in Maine with 598 beds and over 500 active physicians on its medical staff. The combined Maine Medical Center/OH+R center is now the dominant occupational healthcare provider in the Portland area. Kent is a 359 bed general medical and surgical hospital located in Warwick, Rhode Island. It is a member of the Care New England network, which includes Women and Infants Hospital located in Providence, Rode Island. The combined Kent County Hospital/OH+R center is now the dominant occupational healthcare provider in the Warwick area.

     Additionally in 1997, the Company entered into a strategic relationship with Eastern Maine Health Care ("EMH"), the parent of Eastern Maine Medical Center in Bangor, Maine. Eastern Maine Medical Center is a 348 bed general medical and surgical hospital in Bangor which provides tertiary care throughout Northern Maine. Through an exclusive affiliation with EMH and related parties, the Company provides comprehensive occupational health services to employers and their employees in Northern and Eastern Maine.

     The Company is continuously exploring other potential hospital affiliations throughout the Northeast. Typically under these affiliations the Company provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company's personnel costs and other expenses incurred. Further, in a typical joint venture scenario, the Company will also own 51% or more of the occupational health entity with the hospital owning the remainder.

ACQUISITIONS, STRATEGIC ALLIANCES AND START-UPS

     By acquiring private practices including occupational medicine, physical therapy or related services practices, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians which can complement the Company's direct marketing to employers. Alternatively, occupational medicine practices have established relationships with employers to whom the Company's more comprehensive services may be provided. Finally, related service practices, such as medical consulting services regarding occupational and environmental health issues, primary care and sports medicine, can easily expand their capabilities by implementing the OH+R System to service the occupational medicine needs of employers as well as offer an expanded array of services to the injured worker.

     During 1997 the Company continued to implement its acquisition strategy through its purchases of Immediate Care Health Center ("ICHC"), Business
Health Management ("BHM"), New England Health Center ("NEHC") and Occupational Medical Services ("OMS"). ICHC is a leading provider of occupational medicine and urgent care services in the Burlington, Vermont area. BHM provides medical consulting services regarding occupational and environmental health issues, on-site contract medical services, medical surveillance programs, and drug testing programs. BHM's client list includes various Fortune 500 employers. NEHC provides a broad array of occupational medicine services and is a leading occupational medicine provider northwest of Boston, Massachusetts, servicing hundreds of employer and governmental clients. OMS, the Company's first acquisition in New York, is a leading medical practice in Albany specializing in occupational medicine. OMS serves a client base of more than 250 employers representing a broad cross section of industries throughout the Capital District Region.

     In the first quarter of 1998, the Company continued to further implement its acquisition strategy and expansion of its related services platform through its purchase of Sports Medicine Systems, Inc ("SMS") a physician and physical therapy practice management company. SMS manages two practices that provide orthopedics, podiatry, physiatry, physical therapy, and athletic training services in Boston and Brookline, Massachusetts. The Company believes that SMS will enable the Company to provide its clients with an internal resource for specialty orthopedic referrals as well as offer their employees specialty care services for non-workers' compensation cases. Following the closing of the acquisition, SMS' Boston practice was promptly relocated into the Company's already existing location in Boston producing immediate economies and synergies.

     The Company will also consider establishing start-up centers. This approach is most suitable for geographic areas proximate to existing Company centers or where a large source of patients can be assured through arrangements with large employers and third party administrators. Consistent with this approach the Company opened a new occupational health center in Wellesley, Massachusetts during the fourth quarter of 1997. This center is located in the employer-dense Metro West/128 area of Greater Boston, and the Company believes this location serves as an excellent complement to the Company's existing centers in Boston, Wilmington, and Brookline, Massachusetts.

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

     OccuSystems, Inc., which held that it was the nation's largest physician practice management company focusing on occupational healthcare merged with CRA Managed Care, Inc in 1997 to form Concentra Managed Care, Inc. The Company further understands that other large and diversified national healthcare companies including HEALTHSOUTH Corporation and NovaCare, Inc. have stated their intention to become occupational health providers and have begun implementation of such services. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which the Company currently operates and many of the other markets it is exploring in the Northeast, there can be no assurance that these competitors will not establish such services in these markets. These companies are larger than the Company and have greater financial resources.

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

   Workers' Compensation Legislation

     The federal government and each state in which the Company does business administer workers' compensation programs, which require employers to cover medical expenses, lost wages and other costs resulting from work-related injuries, illnesses and disabilities. Medical costs are paid to healthcare providers through the employers' purchase of insurance from private workers' compensation carriers, participation in a state fund or by self-insurance. Changes in workers' compensation laws or regulations may create a greater or lesser demand for some or all of the Company's services, require the Company to develop new or modified services or ways of doing business to meet the needs of the marketplace and compete effectively or modify the fees that the Company may charge for its services.

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

   Fraud and Abuse Laws

     A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or state health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of certain "designated medical services"; some of which are provided by the Medical Providers that engage the Company's management services.

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

     Other changes in the healthcare environment may result from a recent Internal Revenue Service ruling related to whole-hospital joint ventures with tax-exempt organizations. The Company currently has no reason to believe that this specific ruling will be extended to joint ventures concerning ancillary services such as occupational health for tax-exempt hospitals, however, if so extended, the Company's structure for joint ventures with tax-exempt hospitals may differ from the Company's typical model so as not to jeopardize the tax-exempt status of these hospitals.

   Environmental

     The Company and the Medical Providers are subject to various federal, state and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company's facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with the applicable law.

SEASONALITY

     The Company is subject to the natural seasonal swing that impacts the various employers and employees it serves. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the effect of these swings and provide services aimed to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of seasonality. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions in the Northeast. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

EMPLOYEES

     As of February 20, 1998, the Company employed 301 individuals on a full and part-time basis. The total licensed or clinical professionals employed or associated with the Company are 160, including physicians, physician assistants, nurses, nurse practitioners, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform
Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

     The Company rents approximately 5,250 square feet of office space for its corporate offices in Hingham, Massachusetts.

     The Company's centers range in sizes from approximately 725 square feet to 15, 239 square feet and have lease terms of three years to six years with varying renewal or extension rights. A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room and ancillary areas for reception, drug testing collection, rehabilitation, client education and administration. The centers generally are open from nine to twelve hours per day at least five days per week.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, there was a matter submitted to a vote of security holders through the solicitation of proxies or otherwise, for the election of four people to the Board of Directors of the Company, two for two-year terms expiring in 1999 and two for three-year terms expiring in 2000. These elections took place at the Annual Meeting of Stockholders held on December 15, 1997 (the "Annual Meeting"). Two of the directors, namely John C. Garbarino and Angus M. Duthie, required election by an affirmative vote of a plurality of the shares of Common Stock present in person or represented by proxy and entitled to vote, in order to serve until the 1999 Annual Meeting of Stockholders of the Company. As of the record date, 1,579,479 Shares of Common Stock were issued, outstanding and eligible to vote. At the Annual Meeting, 1,356,090 of such shares were either present in person or represented by proxy and 1,354,630 voted for and 1,460 abstained from voting with respect to both Mr. Garbarino and Mr. Duthie. Two of the directors, namely Edward L. Cahill and Donald W. Hughes, required election by affirmative vote of a plurality of the shares of Series A Convertible Preferred Stock ("the Preferred Stock") present in person or represented by proxy and entitled to vote, in order to serve until the 2000 Annual Meeting of Stockholders of the Company. As of the record date, 1,416,667 shares of Preferred Stock were issued, outstanding and eligible to vote. At the Annual Meeting, all 1,416,667 shares of Preferred Stock were represented by proxy and were all voted for Mr. Cahill and Mr. Hughes. Kevin J. Dougherty continued to serve as a director of the Company. His term expires at the 1998 Annual Meeting of Stockholders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Merger on June 6, 1996, Telor's common stock was traded on the Nasdaq National Market under the symbol TELR. Since that date, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol OHRI. The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by Nasdaq during the periods shown below.

                                                   HIGH        LOW
                                                 --------    -------
          Quarter ended March 31, 1996..........  $ 6 5/8    $ 3 1/2
          Quarter ended June 30, 1996...........    5 1/2      3 1/8
          Quarter ended September 30, 1996......    5 1/2      3 1/8
          Quarter ended December 31, 1996.......    6 7/8      4
          Quarter ended March 31, 1997..........    7 1/2      5
          Quarter ended June 30, 1997...........    4 3/4      2 1/2
          Quarter ended September 30, 1997......    5 3/16     2 1/4
          Quarter ended December 31, 1997.......    5 1/2      2 7/8

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 28, 1998, there were approximately 61 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. In addition, the consent of holders of the members of the Board of Directors nominated solely by the holders of Series A Convertible Preferred Stock is required before any dividends (other than dividends payable in Common Stock) may be declared and paid upon or set aside for the Common Stock of the Company in any year. Finally, compliance with various financial covenants imposed by one of the Company's lenders could limit the Company's ability to pay dividends.

     The transfer agent and registrar for the Company's Common Stock is Boston EquiServe, L.P.

ITEM 6.   SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below with respect to the years ended December 31, 1997, 1996, and 1995 and the consolidated balance sheet data as of December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 1994 and 1993 and the consolidated balance sheet data at December 31, 1995, 1994, and 1993 are derived from financial statements not included herein. Due to the "reverse acquisition" accounting treatment of the Merger, the data for periods prior to the Merger represent the financial results of OH+R rather than Telor. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

                                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             1997         1996         1995        1994         1993
                                                          -----------  -----------  ----------  -----------  ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue                                                   $   18,307   $    9,041    $  5,835     $  2,584    $  1,649
Expenses:
  Operating                                                   17,209        9,063       6,407        2,618       1,789
  General and administrative                                   2,590        1,570       1,102        1,139       1,165
  Depreciation and amortization                                  658          449         365          222         220
                                                          -------------------------------------------------------------
                                                              20,457       11,082       7,874        3,979       3,174
                                                          -------------------------------------------------------------
                                                              (2,150)      (2,041)     (2,039)      (1,395)     (1,525)
                                                          -------------------------------------------------------------

Nonoperating gains (losses):
  Interest income                                                334          135          38           38          43
  Interest expense                                              (248)        (252)        (97)         (53)        (56)
   Minority interest in net loss of
   subsidiaries                                                  183          308         322
  Gain on disposition of investment                              217
                                                          -------------------------------------------------------------
Net loss before taxes                                         (1,664)      (1,850)     (1,776)      (1,410)     (1,538)
Income taxes                                                       0            0           0            0          33
                                                          -------------------------------------------------------------
Net loss                                                     ($1,664)     ($1,850)    ($1,776)     ($1,410)    ($1,505)
                                                          =============================================================
Net loss available to common
shareholders                                                 ($1,681)     ($1,850)    ($1,776)     ($1,410)    ($1,505)
                                                          =============================================================
Net loss per share                                            ($1.07)      ($1.64)     ($2.69)      ($2.68)     ($3.73)
                                                          =============================================================
Weighted average common shares
  outstanding                                              1,573,471    1,129,611     661,306      526,685     403,164
                                                          =============================================================

                                                                                    DECEMBER 31,
                                                          -------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                             1997        1996         1995          1994        1993
                                                          ----------  ----------   -----------   ----------  ----------
Working capital (deficit)                                 $    5,197   $    8,846    $   (340)    $  1,217    $  1,575
Total assets                                                  14,573       15,476       4,249        3,505       3,576
Long-term debt less, current portion                           1,386          746       1,161          670         721
Redeemable convertible preferred
  stock                                                        8,440        8,423       7,179        6,019       4,392
Stockholder's equity  (deficit)                                1,757        3,415      (6,187)      (3,851)     (2,020)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a physician practice management company specializing in occupational health care throughout the Northeastern United States. The Company develops and operates multidisciplinary outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with hospital related organizations to provide management and related services to the centers established by the joint ventures.

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



                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------  --------  -------

     Total revenue................................   100.0%    100.0%   100.0%
     Operating....................................   (94.0)   (100.2)  (109.8)
     General and administrative...................   (14.2)    (17.4)   (18.9)
     Depreciation and amortization................    (3.6)     (5.0)    (6.3)
     Interest income..............................     1.9       1.5      0.7
     Interest expense.............................    (1.4)     (2.8)    (1.7)
     Minority interest in net loss of subsidiary..     1.0       3.4      5.5
     Gain on disposition of investment............     1.2        --       --
                                                    --------------------------
     Net loss.....................................    (9.1)%   (20.5)%  (30.5)%
                                                    ==========================

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------

REVENUE

     Revenue increased 102.5% to approximately $18,307 in 1997 from approximately $9,041 in 1996. Of the approximately $9,266 increase in revenue in 1997 compared to 1996, approximately $3,061 (33%) was attributable to centers owned at the end of 1996 and $6,205 (67%) was attributable to centers acquired in 1997.

Operating, General and Administrative Expenses

     Operating expenses increased 89.9% to approximately $17,209 in 1997 from approximately $9,063 in 1996. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenues, operating expenses declined approximately 6.2% to 94.0% in 1997 as compared to 100.2% in 1996. The Centers in aggregate, achieved profitability in 1997 as individual centers reached critical mass in terms of volume. In prior years, many centers were in a start-up mode and incurred expenses to establish infrastructure.

     General and administrative expenses increased 65.0% to approximately $2,590 in 1997 from $1,570 in 1996. The increase was the result of the Company expanding its corporate staff to support the growth in centers. As a percentage of revenues, general and administrative expenses declined approximately 18.4% to 14.2% in 1997 as compared to 17.4% in 1996. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, general and administrative costs will continue to decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 46.6% to approximately $658 in 1997 from approximately $449 in 1996. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 3.6% in 1997 compared to 5.0% in 1996.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased 147.4% to approximately $334 in 1997 from $135 in 1996. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

Minority Interest

     Minority interest represents the share of (profits) and losses of certain investors in certain joint ventures with the Company. In 1997, the minority interest in net losses of subsidiaries was to $183 compared to $308 for 1996 as the joint venture centers operating performance improved.

Gain on Disposition of Investment

     The gain on disposition of investment relates to the restructuring of one of the Company's joint ventures. In connection with such restructuring, the ownership of the joint venture changed whereby the Company assumed an additional 24% ownership interest in the joint venture. Through this transaction, each party in the joint venture forgave outstanding indebtedness. Additionally, certain assets associated with one of the joint venture sites were purchased by one of the Company's partners in consideration for the forgiveness of the Company's note payable to its partner of approximately $536 and for cash of approximately $56. This restructuring resulted in the gain on disposition of investment of $217 to the Company.

Year Ended December 31, 1996 and 1995
-------------------------------------

Revenue

     Revenue increased 55% to approximately $9,041 in 1996 from approximately $5,835 in 1995. Of the approximately $3,206 increase in revenue in 1996 compared to 1995, approximately $2,015 (63%) was attributable to centers owned at the end of 1995 and $1,191 (37%) was attributable to centers acquired in 1996.


Operating, General and Administrative Expenses

     Operating expenses increased 41.5% to approximately $9,063 in 1996 from approximately $6,407 in 1995. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, however, operating expenses declined by approximately 8.8% to 100.2% in 1996 from 109.8% in 1995.

     General and administrative expenses increased 42.5% to approximately $1,570 in 1996 from $1,102 in 1995. As a percentage of revenue, general and administrative expenses remained relatively constant at 17.4% in 1996 and 18.9% in 1995.

Depreciation and Amortization

     Depreciation and amortization expense increased 23.1% to approximately $449 in 1996 from approximately $365 in 1995. The increase occurred primarily as a result of the Company having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 5.0% in 1996 compared to 6.3% in 1995.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income increased to approximately $135 in 1996 from $38 in 1995. The increase was related to funds received through the Merger and from the sale of preferred stock through a private placement.

Interest Expense

     Interest expense increased to approximately $252 in 1996 from approximately $97 in 1995. The increase was due to the incurrence of certain debt as consideration for several acquisitions. Additionally, in June 1995, the Company sold certain accounts receivable to provide operating cash and to pay down certain term loans and notes payable. As a percentage of total revenue, interest expense was 2.8% in 1996 and 1.7% in 1995.

Minority Interest

     Minority interest represents the share of (profit) and losses of certain investors in certain joint ventures with the Company. In 1996, the minority interest in net losses of subsidiaries decreased to approximately $308 from $322 in 1995.

SEASONALITY

     The Company is subject to the natural seasonal swing that impacts the various employers and employees it serves. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the effect of these swings and provide services aimed to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of seasonality. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions in the Northeast. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. During 1996 and 1995, the Company received approximately $3.8 million and $1.9 million, respectively, from the sale of certain accounts receivable. At December 31, 1997, the Company had $5.2 million in working capital, a decrease of $3.6 million from December 31, 1996. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of December 31, 1997 consisted of (i) cash and cash equivalents aggregating approximately $4.2 million and (ii) accounts and notes receivable of approximately $3.4 million.

     Net cash used in operating activities by the Company in 1997 was approximately $2,996 as compared to approximately $2,696 for 1996 and $794 for 1995. During these years, the primary uses of cash were the funding of working capital in centers in early stages of development or centers which were recently acquired and to fund Company operating losses. In addition, during 1996 the Company also funded certain expenses related to the Merger and during 1997 the Company also provided funding for working capital for certain centers where an accounts receivable financing agreement was terminated and for expenses relating to opening a new location during the fourth quarter. The operating losses cited above were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

     The Company's investing activities in 1997 included the purchase of physician practices and investments in joint ventures with an aggregate cash outlay of $1,375. The Company has an equity interest equal to or in excess of 51% in all joint ventures. During 1996, the Company's investing activities included the Merger, pursuant to which the Company received approximately $4.5 million of cash. This amount was used to fund the $892 acquisition of an ambulatory care facility and a rehabilitation business. During 1995, the Company invested approximately $336 in cash for the acquisition of several occupational medicine businesses. Additional investing activities included the use of $381 and $286 in 1997 and 1996, respectively, for costs in excess of purchase price for certain acquisitions and fixed asset additions of $458, $130 and $162, in 1997, 1996, and 1995 respectively. Fixed asset additions for 1997 included primarily the buildout of a new center as well as computer equipment. In 1997, approximately $345 of cash that had been pledged for certain letters of credit in 1996 was released. The Company also received $702 in cash from the sale of its interest in a partnership net of a gain of $50 on the transaction.

     In 1997, the Company received approximately $331 from interest bearing working capital loans from joint venture partners and approximately $17 through a partnership contribution. Also in 1997, the Company used funds of approximately $596 for the payment of long-term debt and other long-term obligations. In 1996, cash of $8.0 million net, was provided by financing activities primarily as a result of sale of preferred stock through a private placement. Advances of $300 under a bank line of credit and $200 in other short-term loans were offset by payments of existing loans payable, noncompete agreements and capital lease obligations aggregating approximately $746. In 1995, the Company generated $596 from the sale of preferred stock and received $196 through a partnership contribution. The net uses of cash in 1995 were primarily the pay down of certain bank loans and capital lease obligations totaling approximately $342.

     The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment. During November of 1997, the Company entered into a financing arrangement with BankBoston, N.A. whereby it has access to two separate credit facilities. The first credit facility provides the Company with $2.5 million for working capital and acquisition needs. The second facility provides up to $4.5 million to be utilized by the Company's existing and future joint ventures. The borrowing base of the joint venture credit facility is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. Both facilities expire on September 30, 1999. The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the previously mentioned credit facilities, and cash generated from operations will be adequate to provide working capital requirements and to fund debt repayments and to finance any necessary capital expenditures through December 31, 1998. However, the Company believes that the level of financial resources available to it is an important competitive factor. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest, as additional capital may be necessary to fund acquisitions by the Company.

Impact of Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is currently anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. A preliminary assessment has indicated that some of the Company's older personal computers and ancillary software programs may not be Year 2000 compatible. The Company intends to either replace or modify these computers and programs. The cost of this replacement is not expected to be material as the shelf life of the Company's personal computers is 3 to 5 years and as a result historically each year approximately 25% of all personal computers are replaced or upgraded. All personal computers purchased in 1997 are Year 2000 compatible.

     The Company is also obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate) as noted above, management does not believe that these costs will have a material effect on the Company's earnings.

INFLATION

     The Company does not believe that inflation had a significant impact on its results of operations during the last three years. Further, inflation is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its billings and collections.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The auditors' reports and consolidated financial statements that are listed in the Index to Consolidated Financial Statements on page F-1 hereof are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item has been previously reported by the Company in Form 8-K dated September 24, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

       NAME                        AGE                POSITION WITH THE COMPANY
       ----                        ---                -------------------------
John C. Garbarino................   45     President, Chief Executive Officer and Director
Richard P. Quinlan...............   39     Chief Financial Officer, Treasurer, Secretary and General Counsel
Lynne M. Rosen...................   37     Senior Vice President, Planning and Development and Assistant
                                           Secretary
H. Nicholas Kirby................   49     Senior Vice President, Corporate Development
Edward L. Cahill.................   45     Director
Kevin J. Dougherty...............   51     Director
Angus M. Duthie..................   58     Director
Donald W. Hughes.................   47     Director

     John C. Garbarino, a founder of OH+R, was its President and Chief Executive Officer and a director since its formation in July 1992 and has been President, Chief Executive Officer and a director of the Company since the Merger. From February 1991 through June 1992, Mr. Garbarino served as President and Chief Executive Officer of Occupational Orthopaedic Systems, Inc., a management company that operated Occupational Orthopaedic Center, Inc., a company which was the initial acquisition of OH+R. From 1985 to January 1991, Mr. Garbarino was associated in various capacities with Foster Management Company ("Foster"), a private investment company specializing in developing businesses to consolidate fragmented industries. In his association with Foster, Mr. Garbarino was a general partner and consultant and held various senior executive positions (including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) in Chartwell Group Ltd., a Foster portfolio company organized to consolidate through acquisitions the highly fragmented premium priced segment of the interior furnishings industry. Previously, Mr. Garbarino participated in the venture capital industry as a founder and general partner of Fairfield Venture Partners, L.P. and as vice president and treasurer of Business Development Services, Inc., a venture capital subsidiary of General Electric Company. Mr. Garbarino is a C.P.A. and previously worked at Ernst & Whinney (a predecessor to Ernst & Young LLP).

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

     Lynne M. Rosen, a founder of OH+R, has been with the Company since its formation in July 1992. During 1997, Ms. Rosen was appointed Senior Vice President, Planning and Development. Ms. Rosen had previously held the positions of Vice President and Assistant Secretary since the Merger. From April 1988 through June 1992, Ms. Rosen held various positions with Occupational Orthopaedic Center, Inc., including general manager. Ms. Rosen was an athletic trainer at the University of Pennsylvania Sports Medicine Center from 1986 to March 1988 and at the University of Rhode Island from 1985 to 1986. She has published several papers and made a number of presentations in the area of orthopedic rehabilitation.

     H. Nicholas Kirby, was appointed to Senior Vice President, Corporate Development in January, 1998. Previously he served as Vice President, Corporate Development of the Company since June 1996. From August 1994 to June 1996, he was OH+R's Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. ("LINK") from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine.

     Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a founding partner of Cahill, Warnock & Company, LLC ("Cahill, Warnock"), an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of GENEMEDICINE, INC., Jay Jacobs, Inc. and Md/Bio.

     Kevin J. Dougherty served as a director of OH+R since July 1993 and has been a director of the Company since the Merger. Mr. Dougherty is currently a General Partner of The Venture Capital Fund of New England, a venture capital firm he joined in April 1986. Previously, he participated in the venture capital industry as Vice President of 3i Capital Corporation from 1985 to 1986, and as Vice President of Massachusetts Capital Resource Company from 1981 to 1985. Prior to that, Mr. Dougherty served as a commercial banker at Bankers Trust Company and the First National Bank of Boston. He currently serves on the board of directors of Sierra Research & Technology, Inc., High Road, Inc. and Inspectron Corporation.

     Angus M. Duthie served as a director of OH+R since June 1992 and has been a director of the Company since the Merger. Mr. Duthie is currently a General Partner of Prince Ventures, L.P., a venture capital firm he co-founded in 1978. Mr. Duthie has over 28 years of experience involving portfolio management. He currently serves on the board of directors of KENETECH, Inc.

     Donald W. Hughes has served as director of the Company since December 1997 and is Vice President and Chief Financial Officer of Cahill, Warnock. Prior to joining Cahill, Warnock in February 1997, Mr. Hughes served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. (Nasdaq: DOSE) since December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company Inc., a closely-held investment management company from July 1984 to November 1995.

     The directors are elected to three year terms or until their successors have been duly elected and qualified. The terms of Angus M. Duthie and John C. Garbarino expire in 1999. The terms of Edward L. Cahill and Donald W. Hughes expire in 2000. The term of Kevin J. Dougherty expires at the 1998 Annual Meeting of Stockholders.

     Pursuant to the terms of the Series A Convertible Preferred Stock contained in the Company's Restated Certificate of Incorporation, as amended, the holders of the Series A Convertible Preferred Stock, voting as a single class, are entitled to elect two directors of the Company. Mr. Cahill and Mr. Hughes currently serve as these directors. Pursuant to the terms of a Stockholders' Agreement (the ''Stockholders' Agreement'') dated as of November 6, 1996 by and among the Company and certain of the Company's stockholders, such stockholders have agreed to vote all of their shares of Preferred Stock and Common Stock to elect certain nominees to the Company's Board of Directors. The Stockholders' Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the Telor Principal Stockholders, as defined in the Stockholders' Agreement (presently, Angus M. Duthie); (c) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders' Agreement (presently, Kevin J. Dougherty); (d) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); and (e) two persons unaffiliated with the management of the Company and mutually agreeable to all of the other directors.

     Executive officers serve at the discretion of the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

OTHER KEY OFFICERS

     Other key contributing officers of the Company are as follows:

    NAME                         AGE      POSITION WITH THE COMPANY
    ----                         ---      -------------------------
Patricia L. Callahan............  38    Vice President, Sales
David R. McLarnon...............  43    Vice President, Operations
David S. Critchlow..............  50    Vice President, Operations
Raymond M. Sessler..............  40    Vice President, Information Systems
Janice M. Goguen................  34    Corporate Controller

     Patricia L. Callahan joined the Company as Vice President, Sales in August 1997. Ms. Callahan was most recently with Harvard Pilgrim Health Care, one of the largest health maintenance organizations in the nation. Beginning with Pilgrim Health Care in 1982, which subsequently merged with Harvard Community Health Plan in 1995, Ms. Callahan held several senior sales/marketing positions including Director of Strategic Planning and Development; Vice President of Marketing, and Vice President of Sales and Marketing.

     David R. McLarnon joined the Company as Vice President, Operations in December 1996. From January 1994 to November 1996, Mr. McLarnon was Corporate Vice President, Ambulatory Division of AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation, and was responsible for outpatient rehabilitation operations in a seven-state region. From June, 1992 to December, 1993, Mr. McLarnon held positions with The Mediplex Group, pursuant to which he served as an administrator of outpatient rehabilitation services for the company's operations in Denver, Colorado as well as provided development and administrative services for certain of the company's comprehensive outpatient rehabilitation facilities in Florida.

     David S. Critchlow joined the Company as Vice President, Operations in February, 1998. From May, 1976 to January, 1998, Mr. Critchlow was employed by Health Resources Corporation ("HRC"), a New England based occupational health services company and a provider of corporate health management programs serving regional and national markets. During his tenure with HRC, Mr. Critchlow advanced from Vice President of Operations, to Executive Vice President, to President.

     Raymond M. Sessler joined the Company as Vice President, Information Services in January 1998. From 1989 through 1997, Mr. Sessler served as Director of Information Technology at Harvard Pilgrim Health Care, one of the largest health maintenance organizations in the nation. As Director of Information Technology, Mr. Sessler was responsible for enterprise system integration and managed a $55 million annual operating budget.

     Janice M. Goguen joined the Company as Corporate Controller in October 1997. From November 1992 through October 1997, Ms. Goguen was Corporate Controller for AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation. From August 1985 to November 1992, Ms. Goguen was employed by Ernst & Young, LLP where she planned, managed and executed audits of publicly held, privately owned and non-profit companies. Ms. Goguen is a Certified Public Accountant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 1997, all such reports were timely filed except a Form 3 was filed late with respect to Donald W. Hughes appointment to the Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth certain information regarding the compensation paid by the Company to the Company's Chief Executive Officer, and each of the other three most highly compensated officers in 1997 (together the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1996 and 1995. No other executive officer of the Company received cash compensation in fiscal 1996 that exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                      ------
                                                                                    SECURITIES       (1)
                                                          ANNUAL COMPENSATION       UNDERLYING    ALL OTHER
                                                          -------------------       ----------
NAME AND PRINCIPAL POSITION                         YEAR    SALARY ($)  BONUS ($)    OPTIONS      COMPENSATION
---------------------------                         ----    --------    ---------    ----------   ------------
John C. Garbarino................................   1997    $180,000         ---           ---         $6,170
  President and Chief Executive Officer             1996     174,088     $25,000       128,319          3,670
                                                    1995     152,191         ---           ---          3,305

Richard P. Quinlan (2)...........................   1997     140,000         ---           ---          7,674
  Chief Financial Officer, Treasurer, Secretary     1996      19,923                                      936
  and General Counsel

Lynne M. Rosen...................................   1997     108,654         ---           ---          2,915
  Sr. Vice President, Planning and                  1996      99,115                                    1,938
  Development                                       1995      89,615                                    1,855

David R. McLarnon (3)............................   1997     100,000         ---           ---          4,246
  Vice President, Operations                        1996       7,692                                      384

     (1) Includes primarily the Company's contribution under the Company's 401(k) plan and car allowances, and in the case of Mr. Garbarino, premiums paid for life insurance policies of which the Company is not the beneficiary.
     (2)  Mr. Quinlan joined the Company in November 1996.
     (3)  Mr. McLarnon joined the Company in December 1996.

OPTION GRANTS

     No option grants were issued to the Named Executive Officers in 1997.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information concerning option holdings as of December 31, 1997 with respect to the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                            SHARES                                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                           ACQUIRED                                        UNDERLYING UNEXERCISED          IN-THE MONEY OPTIONS
                              ON                      VALUE                 OPTIONS AT FY-END (#)            AT FY-END ($) (1)
                                                                            ---------------------            -----------------
NAME                       EXERCISE (#)             REALIZED ($)          EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                         --------------------  ---------------------      -----------    -------------   -----------  -------------
John C. Garbarino.......       ---                     ---                    72,460          82,080       42,084            ---

Richard P. Quinlan......       ---                     ---                    11,250          33,750          ---            ---

Lynne M. Rosen..........       ---                     ---                    16,537          15,000        7,153            ---

David R. McLarnon.......       ---                     ---                     3,750          11,250          ---            ---

 (1) Based on the fair market value of the Company's Common Stock as of December 31, 1997 ($3.375) minus the exercise price of options.

EMPLOYMENT AGREEMENTS

     John C. Garbarino has an employment agreement with the Company dated June 6, 1996. The term of the agreement is two years from such date and renews automatically for successive one-year periods until terminated. The agreement provides for an annual salary of $180,000, subject to increase on an annual basis in the discretion of the Board of Directors, and bonus as may be determined by the Compensation Committee of the Board of Directors. Mr. Garbarino is subject to a covenant not to compete with the Company for six months after the termination of his employment. If the Company terminates the agreement without "cause" (as defined in the agreement), or if Mr. Garbarino becomes incapacitated, or if Mr. Garbarino resigns from the Company for "just cause" (as defined in the agreement), then the Company is obligated to pay to Mr. Garbarino six months' base salary in consideration of his covenant not to compete.

DIRECTOR COMPENSATION

     The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and any committee thereof. Pursuant to the Company's 1993 Stock Plan, each director who is not an employee of the Company is granted a non-qualified stock option on the date of his or her election to purchase 1,200 shares of the Company's Common Stock. The exercise price for each such option is the fair market value of the Company's Common Stock on the date of grant. Such options vest ratably over three years on each of the first three anniversary dates of the grant date and are exercisable for a period of ten years. Pursuant to the Company's 1993 Stock Plan, at each annual meeting of stockholders or special meeting in lieu thereof, each director who is not then an employee of the Company and who has been in continued and uninterrupted service of the Company as a director for at least the last six months is granted a non-qualified stock option to purchase 800 shares of the Company's Common Stock. The exercise price of each such option is the fair market value of the Company's Common Stock on the date of grant. Such option has a term of ten years and is immediately exercisable in full as of the date of the next annual meeting of stockholders or special meeting in lieu thereof following the annual meeting or special meeting in lieu thereof in which the option was granted, whether or not such director is re-elected at that meeting, provided that such director has been in the continued and uninterrupted service of the Company as a director from the date of grant through the day prior to the subsequent annual meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1998 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

                                                                                SHARES
                                                                             BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                           OWNED (15)       PERCENT OF CLASS
------------------------------------                                           ----------       ----------------
 Cahill, Warnock Strategic Partners Fund, L.P. (1)                            679,042                 31.5%
     One South Street, Suite 2150
     Baltimore, MD 21202
Prince Venture Partners III, L.P. (2)..................                       400,045                   27%
     10 South Wacker Drive
     Chicago, IL 60606
Partech International Entities (3).....................                       283,333                 16.1%
     50 California Street, Suite 3200
     San Francisco, CA 94111
Venrock Entities (4)...................................                       246,784                   15%
     30 Rockefeller Plaza, Room 5508
     New York, NY 10112
BancBoston Ventures, Inc. (5)..........................                       215,636                 13.7%
     100 Federal Street
     Boston, MA 02110
The Venture Capital Fund of New England III, L.P. (6)..                       182,303                 11.8%
     160 Federal Street, 23rd Floor
     Boston, MA 02110
Asset Management Associates 1989, L.P. (7).............                       173,685                 11.1%
     2275 East Bayshore Road
      Palo Alto, CA 94303
John C. Garbarino (8)..................................                        92,562                  8.5%
     175 Derby Street, Suite 36
     Hingham, MA 02043
Lynne M. Rosen (9).....................................                        33,318                  2.2%
Richard P. Quinlan (10)................................                        11,250                   *
H. Nicholas Kirby (10).................................                         6,748                   *
Kevin J. Dougherty (11)................................                           400                   *
Angus M. Duthie (12)...................................                           400                   *
Edward L. Cahill (13)..................................                           400                   *
Donald W. Hughes.......................................                           ---                   *
All directors and executive officers as a group........                       183,712                 11.6%
     (8 persons) (14)

*  Less than 1%
-----------------

(1) Consists of 679,042 shares of Common Stock issuable upon conversion of shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). Edward L. Cahill, a director of the Company, is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.
(2) Angus M. Duthie, a director of the Company, is a General Partner of Prince Ventures, L.P., the General Partner of Prince Venture Partners III, L.P. James W. Fordyce, Mark J. Gabrielson and Gregory F. Zaic are also General Partners of Prince Ventures, L.P. The General Partners of Prince Ventures, L.P. share voting and investment power with respect to the shares held by Prince Venture Partners III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Prince Ventures, L.P. disclaims beneficial ownership of the shares held by Prince Venture Partners III, L.P.
(3) Consist of 86,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Axa U. S. Growth Fund, LLC (the "Axa Conversion Shares"), 173,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by U.S. Growth Fund Partners, C.V. (the "GFP Conversion Shares"), 16,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Double Black Diamond II, LLC (the "DBD Conversion Shares") and 6,665 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Almanori Limited (the "Almanori Conversion Shares"). As the investment managing member of Axa U.S. Growth Fund, LLC, PAX V, LLC may be deemed to beneficially own the Axa Conversion Shares. Based on a Schedule 13G dated February 10, 1998, AXA-UAP may also be deemed to beneficially own the Axa Conversion Shares. As the investment general partner of U.S. Growth Fund Partners, C.V., PAR, V V.O.F. may be deemed to beneficially own the GFP Conversion Shares. As a non-managing member of PAX V, LLC and a general partner of PAR V V.O.F., Dave Sherry and Glenn Solomon may be deem to beneficially own the Axa Conversion Shares and the GFP Conversion Shares. As a managing member of PAX V, LLC and PAR V V.O.F. , PAR SF, LLC may be deemed to beneficially own the Axa Conversion Shares and the GFP Conversion Shares. As a managing member of PAR SF, LLC and Double Black Diamond II, LLC, Vincent Worms may be deemed to beneficially own the Axa Conversion Shares, the GFP Conversion Shares and the DBD Conversion Shares. As a managing member of PAR SF, LLC and Double Black Diamond II, LLC Thomas McKinley may be deemed to own the Axa Conversion Shares, the GFP Conversion Shares and the DBD Conversion Shares. As a non-managing member of PAX V, LLC, Scott Matson may be deemed to own the Axa Conversion Shares. Each of PAX V, LLC, PAR, SF, LLC, Vincent Worms, Thomas McKinley, Scott Matson, Dave Sherry and Glenn Solomon disclaims beneficial ownership of the Axa Conversion Shares, except to the extent of their respective proportionate pecuniary interest therein. Each of PAR V V.O.F., PAR SF, LLC, Vincent Worms, Thomas McKinley, Dave Sherry and Glenn Solomon disclaims beneficial ownership of the GFP Conversion Shares, except to the extent of their respective proportionate pecuniary interests therein. Each of Vincent Worms and Thomas McKinley disclaims beneficial ownership of the DBD Conversion Shares, except to the extent of their respective proportionate pecuniary interests therein.
(4) Consists of 55,316 shares of Common Stock and 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates and 24,801 shares of Common Stock and 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates II, L.P. Patrick F. Latterell, Peter O. Crisp, Ted H. McCourtney, Anthony B. Evnin, David R. Hathaway, Anthony Sun, Kimberley A. Rummelsberg, Ray A. Rothrock and Mark W. Bailey are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.
(5) Includes 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock.

(6) Includes 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.
(7) Includes 83,333 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share and investment voting power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.
(8) Includes 72,460 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1998.
(9) Includes 16,537 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1998.
(10) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1998.
(11) Consists of 400 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1998. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 6.
(12) Consists of 400 shares of Common Stock issuable upon the exercise of options that are exercisable upon the exercise of options that are exercisable within 60 days of February 28, 1998. Mr. Duthie disclaims any beneficial ownership in the shares held by Prince Venture Partners III, L.P. See Note 2.
(13) Consists of 400 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1998. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 1) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Cahill is a Member of Cahill Warnock & Company, LLC, the General Partner of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategies Partners Fund, L.P. and Strategic Associates, L.P.
(14) Includes an aggregate of 108,195 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 1998. Does not include an aggregate of 575,681 shares of Common Stock and an aggregate of 783,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock with respect to which certain directors disclaim beneficial ownership. See Notes 1, 2, 6, 11, 12, and 13.
(15) Each of the stockholders who is a party to the Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of its stockholders may be deemed to share voting power with respect to, and may be deemed to beneficially own, all of the shares of the Company's Preferred Stock and Common Stock subject to the Stockholders' Agreement. Such stockholders disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements

     The auditors' report and consolidated financial statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

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

2.03 Purchase Agreement dated December 31, 1997 by and among Argosy Health Northeast, Northeast Venture Partners, Argosy Health, L.P., Gwynedd Partners, Inc., G. Linton Sheppard, Jay W. Vandegrift and the Company (Filed as Exhibit 2.01 to Form 8-K dated December 31, 1997,
          File No. 0-21428, and incorporated by reference herein)

3.01 (a) Restated Certificate of Incorporation (Filed as Exhibit 4.1 to Form 8-K/A dated June 6, 1996, File No. 0-21428, and incorporated by reference herein).

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

4.03 Revolving Credit Agreement dated as of November 13, 1997, by and between the Company and BankBoston, N.A. +

10.01 Form of Common Stock Purchase Warrant to purchase 4,195 shares of the Company's Common Stock, held by each of Stephan Deutsch, Mark DeNino, Mehrdad Motamed, Ira Singer and Steven Blazar.*

10.02 Termination Agreement among the Company and certain security holders dated as of June 1, 1996.*

10.03 Employment Agreement by and between the Company and John C. Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form 10-Q dated June 30, 1996, File No. 0-21428, and incorporated by reference herein).

10.04 (a) Registration Rights Agreement among the Company and certain securityholders dated as of June 6, 1996 (Filed as Exhibit 10.01 to Form 10-Q dated June 30, 1996, File No. 0-21428, and incorporated by reference herein).

      (b) Amendment No. 1 to Registration Rights Agreement among the Company and certain securityholders dated as of November 6, 1996.*

10.05 Registration Rights Agreement between the Company and New England Occupational Health Services, P.C. dated as of August 1, 1997 (Filed as Exhibit 10.01 to Form 10-Q for the quarterly period ended September 30, 1997, File No. 0-21428, and incorporated by reference herein).

10.06 (a) Series A Convertible Preferred Stock Purchase Agreement among the Company and certain securityholders dated as of November 6, 1996.*

      (b) Stockholders' Agreement among the Company and securityholders of Series A Convertible Preferred Stock dated as of November 6, 1996.*

      (c) Registration Rights Agreement between the Company and securityholders of Series A Convertible Preferred Stock dated as of November 6, 1996.*

10.07 Registration Rights Agreement between the Company and Business Health Management, P.C. dated as of March 4, 1997 (Filed as Exhibit 10.01 to Form 10-Q for the quarterly period ended March 31, 1997, File No.0-21428, and incorporated by reference herein).

11.01     Statement re Computation of Per Share Earnings.+

21.01     Subsidiaries of the Company.+

23.01     Consent of Ernst & Young LLP.+

27.01     Financial Data Schedule.+


     * Previously filed as the exhibit stated in Form 10-K for the fiscal year ended December 31, 1996, File No. 0-21428, and incorporated by reference herein.

     + Filed herewith

     The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

     (b) Reports on Form 8-K

     On January 9, 1998 the Company filed a Current Report on Form 8-K dated December 31, 1997 reporting in Item 2 thereof the sale of its general partnership interest in Argosy Health Northeast.

                    Occupational Health + Rehabilitation Inc

                       Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996



                                    CONTENTS

Report of Independent Auditors............................................ 1

Consolidated Financial Statements

Consolidated Balance Sheets............................................... 2
Consolidated Statements of Operations..................................... 3
Consolidated Statements of Stockholders' Equity (Deficit)
 and Redeemable Stock..................................................... 4
Consolidated Statements of Cash Flows..................................... 5
Notes to Consolidated Financial Statements................................ 6

                        Report of Independent Auditors

Board of Directors
Occupational Health + Rehabilitation Inc

We have audited the accompanying consolidated balance sheets of Occupational Health + Rehabilitation Inc and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Occupational Health + Rehabilitation Inc and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             Ernst & Young LLP

March 11, 1998
Boston, Massachusetts

                   Occupational Health + Rehabilitation Inc

                          Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                               DECEMBER 31
                                                            1997         1996
                                                       --------------------------
ASSETS
Current assets:
Cash and cash equivalents:
  Unrestricted                                           $4,180         $8,616
  Restricted                                                  -            345
  Accounts receivable, less allowance for
   doubtful accounts of $180 and $78 in 1997
   and 1996, respectively                                 3,207          1,703
  Note receivable                                           210              -
  Prepaid expenses and other assets                         456            411
  Due from related party                                      -            226
                                                       --------------------------
Total current assets                                      8,053         11,301

Property and equipment, net                               1,539          1,119
Goodwill, less accumulated amortization of $278
 in 1997 and $47 in 1996                                  3,985          2,849
Note receivable                                             707              -
Other assets                                                289            207
                                                       --------------------------

Total assets                                            $14,573        $15,476
                                                       ==========================

                                                               DECEMBER 31
                                                            1997         1996
                                                       --------------------------
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS'
 EQUITY
Current liabilities:
 Accounts payable and accrued expenses                   $2,073         $1,316
 Current portion of long-term debt                          663            742
 Current portion of obligations under capital
  leases                                                    120            107
 Due to related party                                         -            290
                                                       -----------------------
Total current liabilities                                 2,856          2,455

Long-term debt, less current maturities                   1,264            687
Obligations under capital leases                            122             59
Obligation to issue common stock                              -            500
Other long-term liabilities                                   -             25
Total liabilities                                         4,242          3,726

Minority interests                                          134            (88)
Redeemable, convertible preferred stock, Series
 A, $.001 par value, $8,500,002 liquidation
 value, 1,666,667 shares authorized, 1,416,667
 shares issued and outstanding                            8,440          8,423
Stockholders' equity:
Preferred stock, $.001 par value--3,333,333
 shares authorized, none issued and outstanding
 Common stock, $.001 par value--10,000,000
  shares authorized, 1,579,479 shares issued
  and 1,478,977 shares outstanding in 1997 and
  1,471,477 shares issued and outstanding in
  1996                                                        1              1
 Additional paid-in capital                              10,619         10,096
 Accumulated deficit                                     (8,363)        (6,682)
 Less treasury stock, at cost, 100,502 shares              (500)             -
                                                       -----------------------
Total stockholders' equity                                1,757          3,415
                                                       -----------------------

Total liabilities, redeemable stock and
 stockholder's equity                                   $14,573        $15,476
                                                       =======================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                     Consolidated Statements of Operations
              (in thousands, except share and per-share amounts)


                                                                    YEAR ENDED DECEMBER 31
                                                                1997            1996             1995
                                                       -----------------------------------------------------
Revenue                                                      $   18,307      $    9,041       $   5,835

Expenses:
 Operating                                                       17,209           9,063           6,407
 General and administrative                                       2,590           1,570           1,102
 Depreciation and amortization                                      658             449             365
                                                       -----------------------------------------------------
                                                                 20,457          11,082           7,874
                                                       -----------------------------------------------------
                                                                 (2,150)         (2,041)         (2,039)

Nonoperating gains (losses):
 Interest income                                                    334             135              38
 Interest expense                                                  (248)           (252)            (97)
 Minority interest in net loss of
  subsidiaries                                                      183             308             322
 Gain on disposition of investment                                  217
                                                       -----------------------------------------------------

Net loss                                                     $   (1,664)     $   (1,850)      $  (1,776)
                                                       =====================================================

Net loss available to common shareholders                    $   (1,681)     $   (1,850)      $  (1,776)
                                                       =====================================================

Net loss per common share                                    $    (1.07)     $    (1.64)      $   (2.69)
                                                       =====================================================

Weighted-average common shares outstanding                    1,573,471       1,129,611         661,306
                                                       =====================================================

 See accompanying notes.

                   Occupational Health + Rehabilitation Inc

Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Stock
                     (in thousands, except share amounts)

                                                                                                                   Total
                                                                  Additional                                   Stockholders'
                                                Common Stock       Paid-in      Accumulated   Treasury Stock     Equity
                                               Shares   Amount     Capital        Deficit      Shares  Amount   (Deficit)
                                             -------------------------------------------------------------------------------
Balance at December 31, 1994                    651,855    $ 7   $        6        $(3,864)                       $(3,851)
  Issuance of common stock                       20,000                   5                                             5
  Issuance of redeemable preferred stock                                                (4)                            (4)
  Dividends on redeemable preferred stock                                             (561)                          (561)
  Net loss                                                                          (1,776)                        (1,776)
                                             -------------------------------------------------------------------------------
Balance at December 31, 1995                    671,855      7           11         (6,205)                        (6,187)
  Exercise of stock options                       6,810                   8                                             8
  Exchange of OH+R common stock for
    Telor common shares                         785,995      1        4,264                                         4,265
  Waiver of preferred stock dividend                                                 1,373                          1,373
  Conversion of 4,137,843 shares of
    OH+R Series 1 and 2 preferred
    stock                                       585,901               5,806                                         5,806
  Conversion of 674,605 shares of
    OH+R common stock                          (579,084)    (7)           7
  Issuance of redeemable preferred stock
    (less issuance costs of $77)
  Net loss                                                                          (1,850)                        (1,850)
                                             -------------------------------------------------------------------------------
Balance at December 31, 1996                  1,471,477      1       10,096         (6,682)                         3,415
  Issuance of common stock related  to
    Argosy Health Northeast                     100,502                 500                                           500
  Issuance of common stock related to
    practice acquisition                          7,500                  23                                            23
  Accretion of preferred stock issuance costs                                          (17)                           (17)
  Acquisition of 100,502 shares of treasury
    stock                                      (100,502)                                      100,502  $(500)        (500)
  Net loss                                                                          (1,664)                        (1,664)
                                             -------------------------------------------------------------------------------

Balance at December 31, 1997                  1,478,977    $ 1      $10,619        $(8,363)   100,502  $(500)    $  1,757
                                             ===============================================================================

                                                         Redeemable       Redeemable       Redeemable
                                                         Convertible      Convertible      Convertible
                                                       Preferred Stock  Preferred Stock  Preferred Stock
                                                          Series 1         Series 2         Series A
                                                       -----------------------------------------------
Balance at December 31, 1994                                 $ 2,500          $ 3,518
  Issuance of common stock
  Issuance of redeemable preferred stock                                          600
  Dividends on redeemable preferred stock                        200              361
  Net loss
                                                       -----------------------------------------------
Balance at December 31, 1995                                   2,700            4,479
  Exercise of stock options
  Exchange of OH+R common stock for
    Telor common shares
  Waiver of preferred stock dividend                            (700)            (672)
  Conversion of 4,137,843 shares of
    OH+R Series 1 and 2 preferred
    stock                                                     (2,000)          (3,807)
  Conversion of 674,605 shares of
    OH+R common stock
  Issuance of redeemable preferred stock
    (less issuance costs of $77)                                                               $8,423
  Net loss
                                                       -----------------------------------------------
Balance at December 31, 1996                                       0                0           8,423
  Issuance of common stock related  to
    Argosy Health Northeast
  Issuance of common stock related to
    practice acquisition
  Accretion of preferred stock issuance costs                                                      17
  Acquisition of 100,502 shares of treasury
    stock
  Net loss
                                                       -----------------------------------------------

Balance at December 31, 1997                                    $-0-             $-0-          $8,440
                                                       ===============================================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                           YEAR ENDED DECEMBER 31
                                                                1997               1996                1995
                                                           ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $(1,664)            $(1,850)            $(1,776)
Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization                                 658                 449                 365
     Amortization of discount                                        8                  23                  31
     Minority interest in loss of subsidiary                      (183)               (308)               (322)
     Gain on disposition of investment                            (217)
     Loss on sale of equipment                                                                               2
     Changes in operating assets and liabilities:
         Accounts receivable                                    (2,416)             (1,325)                297
         Prepaid expenses and other current assets                 (67)                (48)               (131)
         Due from related party, net                               253                 366                 106
         Deposits and other noncurrent assets                      (27)                398                  91
         Accounts payable and accrued expenses and
          other long-term liabilities                              659                (401)                543
                                                        ---------------------------------------------------------
Net cash used by operating activities                           (2,996)             (2,696)               (794)

INVESTING ACTIVITIES
(Funding) release of restricted cash                               345                (345)
Cash paid for intangibles                                         (381)               (286)
Refund of security deposit                                         (25)
Property and equipment additions                                  (458)               (130)               (162)
Cash received from sale of interest in partnership                 702
Cash received in (paid for) acquisitions                        (1,375)              3,519                (336)
                                                        ---------------------------------------------------------
Net cash provided (used) by investing activities                (1,192)              2,758                (498)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net                                           8,423                 596
Proceeds from sale of common stock                                                       8
Proceeds from long-term debt                                       331                 500
Payments of long-term debt                                        (457)               (638)               (241)
Payments of capital lease obligations                             (139)               (108)               (101)
Cash received by partnership                                        17                                     196
                                                        ---------------------------------------------------------
Net cash provided (used) by financing activities                  (248)              8,185                 450
                                                        ---------------------------------------------------------
Net increase (decrease) in unrestricted cash
     and cash equivalents                                       (4,436)              8,247                (842)
Unrestricted cash and cash equivalents at
    beginning of  year                                           8,616                 369               1,211
                                                        ---------------------------------------------------------
Unrestricted cash and cash equivalents at
    end of year                                                 $4,180              $8,616                $369
                                                        =========================================================

See accompanying notes

                   Occupational Health + Rehabilitation Inc

                  Notes to Consolidated Financial Statements

             (Dollar amounts in thousands, except per share data)

                               December 31, 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Occupational Health + Rehabilitation Inc, (the Company) is a physician practice management company specializing in occupational health care throughout the Northeastern United States. The Company develops and operates multidisciplinary, outpatient health care centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers under management and submanagement agreements with professional corporations (Physician Practices) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with hospital related organizations to provide management and related services to the centers established by the joint ventures.

In June 1996, Occupational Health + Rehabilitation Inc (OH+R) merged with and into (the Merger) Telor Ophthalmic Pharmaceuticals, Inc. (Telor), with Telor being the surviving corporation. In connection with the Merger, Telor changed its name to Occupational Health + Rehabilitation Inc and assumed the business of OH+R in exchange for all outstanding shares of OH+R capital stock, outstanding options held by employees, directors and consultants and warrants to purchase shares of OH+R common stock (see Note 8). The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, historical financial statements for the Company for periods prior to the date of the Merger are those of OH+R. Under the purchase method of accounting, balances and results of operations of Telor are included in the Company's financial statements from the date of the Merger forward. Effective June 7, 1996, the Company was listed on the Nasdaq SmallCap Market under the symbol "OHRI."

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its majority-owned subsidiaries, joint ventures and partnerships. All of the outstanding voting equity instruments of the Physician Practices are owned by a shareholder nominated by the Company. Through option or employee agreements, the Company restricts transfer of Physician Practice ownership without its consent and can, at

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

any time, require the nominated shareholder to transfer ownership to a Company designee. It is through this structure and through long-term management agreements entered into with the Physician Practices that the Company has an other than temporary controlling financial interest in the Physician Practices.

Most states in which the Company operates have various laws and regulations that are often vague and seldomly interpreted by courts or agencies limiting the corporate practice of medicine and the sharing of fees between physicians and non-physicians. The Company believes it has attempted to structure all of its operations so that they comply with such laws and regulations, however, there can be no assurance that an enforcement agency could find to the contrary or that future interpretations of such laws and regulations will not require structure and organizational modifications of the Company's business.

In November 1997, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue 97-2, Consolidation of Physician Practice Entities, which is effective for the Company for its 1998 annual financial statements. Management does not believe implementation of the consensus guidance will affect the Company's ability to consolidate the Physician Practices.

All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Unrestricted cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Restricted bank deposits are held by banks that require such deposits be maintained in support of certain letters of credit made by the Company. The letters of credit expired on May 22, 1997 and totaled $320.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by straight-line and declining-balance methods over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation of assets under capital leases is included with depreciation.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill is amortized using the straight-line method over periods of 20 to 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the discounted cash flows of the entity acquired, over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 1997.

REVENUE RECOGNITION

Revenue is recorded at estimated net amounts to be received from employers, third-party payors and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

PROFESSIONAL LIABILITY COVERAGE

The Company maintains professional liability insurance coverage on a claims-made basis in all states but Massachusetts, which is on an occurrence basis. Management is unaware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation expense related to grants of stock options were recognized based on new fair value accounting rules (see Note 9).

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The Company believes that the carrying value of its financial instruments approximates fair value. The Company has made this determination for its fixed-rate long-term debt based upon interest rates currently available to it to refinance such debt.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In February 1998, the Financial Accounting Standards Board approved a new Statement of Position, Accounting for the Costs of Start-Up Activities, for final issuance in June 1998. The adoption of the new pronouncement will be required in 1999, but may be adopted early in 1998, and will require entities to charge to expense start-up costs, including organizational costs as incurred. Upon adoption, any previously capitalized start-up costs will be written off as a cumulative change in accounting principle. As of December 31, 1997, the Company has $94 in unamortized organization costs.

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. There was no effect on previously reported net loss per common share
amounts due to the adoption of Statement 128.   In 1997, for purposes of the net
loss per share calculation, the net loss has been increased by $17 of preferred stock accretion. In 1996 and 1995, the net loss per common share calculation assumes

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE (CONTINUED)

the retroactive conversion of the series 1 and 2 preferred stock and common stock in connection with the Merger (see Notes 1 and 8). The effect of options, warrants, convertible preferred stock and a convertible note payable is not
considered as it would be anti-dilutive for the years presented.   Additional
disclosures regarding these potentially dilutive securities are included in Notes 6, 8 and 9.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.   JOINT VENTURES AND ACQUISITIONS

JOINT VENTURE TRANSACTIONS

During 1997, the Company entered into two joint ventures with two hospital systems, with an aggregate initial contribution of $329 in cash and fixed assets. The Company holds a 51% interest in one joint venture limited liability company, and a 75% interest in the other. The terms of the partnerships are each 30 years. The Company has a management contract with each of the joint ventures for an initial term of five years with automatic renewals for successive five year terms.

During 1996, the Company consummated a joint venture for aggregate consideration of $160, payable in cash and notes, and additional contingent consideration of up to $100. Goodwill recognized in this transaction was $120.

In April 1996, the Company entered into a partnership, NEBOH, with NEB Enterprises, Inc. (NEBE), a wholly owned subsidiary of New England Baptist Hospital, to provide management and related services to the centers established by the partnership. The Company made a capital contribution to NEBOH of $204 in cash and had a partnership interest of 51%. Under the terms of a related agreement, the Company issued a promissory note payable to NEBE in the amount of $536 and incurred a short-term obligation of $105 to NEBE for the purchase of the 51% of the assets, properties and rights, both tangible and intangible, in one of the centers owned by NEBE and operated by the Company. NEBE acquired from the Company a 49% interest in the assets of another center. The exchange of assets of the two centers was consummated at the fair value of the tangible and intangible net assets of the centers. Goodwill of $337 was recorded by OH+R in connection with these transactions. Both the Company and NEB contributed their respective interest in their previously owned centers to the partnership.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


2.   JOINT VENTURES AND ACQUISITIONS (CONTINUED)

On September 30, 1997, NEBOH was converted to a limited liability company, and the Company assumed an additional 24% ownership interest in the joint venture for a total ownership percentage of 75%. Through this transaction, each party forgave outstanding indebtedness. Additionally, certain assets associated with one of the partnership centers were purchased by NEBE in consideration for the forgiveness of the Company's note payable of approximately $536 and cash of approximately $56. The Company recorded a gain of $217 in connection with this transaction.

Effective September 1, 1996, the Company purchased a 70% undivided interest in the assets of a business division of Argosy Health, L.P. (Argosy), which provided industrial on-site occupational and physical therapy and related assessments in certain Mid-Atlantic states. In connection with the transaction, the Company and Argosy formed a general partnership by the name of Argosy Health Northeast (AHN). The aggregate purchase price was approximately $1,300 and was financed through available cash resources and shares of Common Stock of the Company. Goodwill recognized in this transaction was $764.

On December 31, 1997, the Company sold its general partnership interest in AHN. The Company received consideration in the form of the return of 100,502 shares of the Company common stock, a secured promissory note for $917 (the Note) and miscellaneous assets. The Note has a term of three years and an interest rate of 9% per annum and is secured by various pledges and guarantees by the buyer, certain individuals and affiliates of the buyer and Argosy. In addition, AHN discharged debt owed to OH+R by a cash payment of $750. A gain of $51 was recognized in connection with this transaction.

ACQUISITION TRANSACTIONS

During 1997, the Company purchased five physician practices located in New England and New York. The combined purchase price was $2,329. The remainder of the purchase price is due in the form of notes payable in varying installments through 2002, contingent payments and a convertible subordinated promissory note. Additionally, the Company issued 7,500 shares of stock relating to these acquisitions. Goodwill recognized in these transactions was $2,162.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


2.   JOINT VENTURES AND ACQUISITIONS (CONTINUED)

In conjunction with certain acquisitions, the Company has entered into contractual arrangements whereby the selling parties are entitled to receive contingent consideration payments in cash based upon the achievement of certain minimum operating results. Obligations related to these contingencies are reflected as increases to goodwill in the period they become known.

The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

The pro forma results of operations as if the Merger and the 1997 and 1996 acquisitions and joint ventures had occurred at the beginning of the preceding fiscal year is as follows:

                                                   UNAUDITED DECEMBER 31
                                                      1997        1996
                                                ---------------------------
Total revenue                                      $20,293        $19,180
Net loss                                            (1,487)        (1,288)
Net loss per share                                   (0.94)         (1.14)

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of the future results of operations of the combined entities.

3.   SALE OF ACCOUNTS RECEIVABLE

In June 1995, the Company entered into an agreement (the Sales Agreement) for the sale of receivables from certain Company centers. Under the terms of the Sales Agreement, certain eligible medical receivables were sold to an accounts receivable factoring company (Purchaser) on a weekly basis. Total proceeds under the Sales Agreement were $3,774 and $1,858 in 1996 and 1995, respectively. The Company was required to maintain credit reserves with the Purchaser equal to 17% of the total outstanding accounts receivable purchased and to pay interest equal to 1.17% per month on the outstanding purchased balance. The Company paid $74 and $72 in interest during 1996 and 1995, respectively. At December 31, 1996, the outstanding accounts receivable purchased was

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


3.   SALE OF ACCOUNTS RECEIVABLE (CONTINUED)

$236 and was recorded as a deduction of accounts receivable. The Company maintained credit reserves in other current assets of $50 and $116 at December 31, 1996 and 1995, respectively.

In November 1996, the Company agreed to terminate the Sales Agreement with an effective date of January 1997, and all outstanding accounts receivable as of the date of the termination were repurchased.

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        DECEMBER 31
                                                     1997        1996
                                             --------------------------------
Medical equipment                                 $  975        $1,083
Furniture and office equipment                       996           672
Leasehold improvements                               375           224
Vehicles                                              13            13
                                             --------------------------------
                                                   2,359         1,992
Less accumulated depreciation                        820           873
                                             --------------------------------
                                                  $1,539        $1,119
                                             ================================

The Company entered into capital lease obligations of $245, $33 and $168 in 1997, 1996 and 1995, respectively. The cost of certain equipment leased under capital lease agreements was $687 and $468 at December 31, 1997 and 1996, respectively. Accumulated depreciation on these capitalized lease assets was $218 and $138 at December 31, 1997 and 1996, respectively. Depreciation expense was $354, $207 and $171 in 1997, 1996 and 1995, respectively.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           DECEMBER 31
                                                                        1997          1996
                                                                   ---------------------------
Promissory notes, bearing interest rates from 5% to
 9.25%(except for one non-interest bearing note), due
 in annual installments through
December 2002                                                          $1,640         $  276
Line of credit with bank, bearing interest at prime
 plus 0.75%, secured by accounts receivable of NEBOH
 (and its successor)                                                      287            300
Note payable to NEBE                                                                     536
Obligations under noncompetition agreements, due in
 varying installments through 1997                                                       317
                                                                   ---------------------------
                                                                        1,927          1,429
Less current portion                                                      663            742
                                                                   ---------------------------
                                                                       $1,264         $  687
                                                                   ===========================

A $250 promissory note included above contains provisions whereby it may convert into 25,000 shares of common stock upon the occurrence of certain specified events.

During November of 1997, the Company entered into two separate credit facilities. The first credit facility provides the Company with $2,500 for working capital and acquisition needs (the Company Line). The second facility provides up to $4,500 to be utilized by the Company's existing and future joint ventures (the JV Line). The borrowing base of the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. Both facilities expire on September 30, 1999. Interest on the credit facilities is due quarterly in arrears. The interest rates for the Company Line and the JV Line were 8.75% and 8.50%, respectively, as of December 31, 1997. The Company Line contains certain covenants that require the maintenance of certain financial ratios and other minimum financial standards while both facilities impose restrictions on certain capital expenditures and related indebtedness.

Aggregate maturities of obligations under long-term debt agreements are as follows:

     1998                $663
     1999                 621
     2000                 242
     2001                 107
     2002                 294
                      -----------
                       $1,927
                      ============

Interest paid in 1997, 1996 and 1995 was $147, $218 and $114, respectively.




                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


6.  LEASES

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $1,395, $925 and $718 for 1997, 1996 and 1995, respectively.

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                     CAPITAL    OPERATING
                                                      LEASES      LEASES
                                                  ------------------------
  1998                                                 $145       $1,086
  1999                                                   92        1,036
  2000                                                   41          656
  2001                                                    4          487
  2002                                                    1          215
                                                  ------------------------
  Total minimum lease payments                          283       $3,480
                                                                ==========
  Less:  amounts representing interest                   41
                                                  -------------

  Present value of net minimum lease payments          $242
                                                  =============

7.  INCOME TAXES

The Company provides for income taxes under the liability method. At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,030 which begin to expire in 2008. The future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $3,310 ($2,662 in 1996) has been recognized to offset the deferred tax assets related to these carryforwards and other temporary differences since uncertainty exists with respect to future realization of such deferred tax assets.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)


7.  INCOME TAXES (CONTINUED)

The significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                  DECEMBER 31
                                              1997          1996
                                           ------------------------
Deferred tax assets:
 Net operating loss carryforwards            $3,212        $2,666
 Other                                          181            88
                                           ------------------------
 Total deferred tax assets                    3,393         2,754
Less valuation allowance                     (3,310)       (2,662)
                                           ------------------------
Net deferred tax asset                           83            92

Deferred tax liabilities:

Depreciation and amortization                   (83)          (92)
                                           ------------------------
Net deferred tax assets                      $    -        $    -
                                           ========================

The valuation allowance increased $648 in 1997 primarily due to the increase in net operating loss carryovers.

8.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

STOCK CONVERSION PURSUANT TO THE MERGER (SEE NOTE 1)

Effective on the date of the Merger, the outstanding equity of OH+R was converted at a rate of .1415957 to 1 as follows:

 .    Outstanding OH+R Common Stock, aggregating 674,605 shares, was converted and exchanged for 95,514 shares of the Company's common stock.

 .    Outstanding OH+R Series 1 and Series 2 Preferred Stock, aggregating
     4,137,843 shares, was converted and exchanged for 585,901 shares of the Company's common stock.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)



8.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

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

The number of shares of common stock, $.001 par value, outstanding after the Merger were 1,467,417.

In connection with the Merger, the Company amended its certificate of incorporation to decrease the authorized number of shares of common stock by 15,000,000 from 25,000,000 to 10,000,000.

PREFERRED STOCK

At December 31, 1997, 5,000,000 shares of preferred stock $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock.

On November 6, 1996, the Company issued 1,416,667 shares of Series A Preferred Stock (Series A Preferred Stock) in a private placement at a purchase price of $6.00 per share.

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

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)



8.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Holders of shares of Series A Preferred Stock constituting a majority of the then outstanding shares of Series A Preferred Stock may, by giving notice to the Company at any time after November 5, 2001, require the Company to redeem all of the outstanding shares of Series A Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, in four equal installments over a four-year period.

In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of shares of Series A Preferred Stock shall be paid an amount equal to the greater of (i) $6.00 per share plus all accrued but unpaid dividends or (ii) the amount per share had each such share been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

COMMON STOCK/TREASURY STOCK

On September 11, 1996, the Company agreed to issue 100,502 shares of Common Stock with a purchase price of $4.975 as partial consideration for the purchase of a 70% interest in a division of Argosy Health, L.P. (Seller) (see Note 2). The shares were delivered to Seller on January 6, 1997. At December 31, 1996, the Company recorded $500 as a liability in order to accrue for the amount due to the Seller. During December 1997, the Company sold its interest in Seller as previously noted in Note 2. The Company received its 100,502 shares of common stock and recorded the $500 value as treasury stock.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 1997, the Company has reserved shares of common stock for future issuance for the following purposes:

     Series A Preferred Stock           1,416,667
     Stock Plans                          537,906
     Warrants                              20,975
                                        ---------
                                        1,975,548
                                        =========

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)



8.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

WARRANTS

The Company has issued stock purchase warrants which, subsequent to the conversion pursuant to the Merger, provide the holders the right to purchase an aggregate of 20,975 shares of Common Stock at $8.83 per share. The warrants are exercisable in part or whole from July 1, 1997 until August 31, 1999.

9.  BENEFIT PLANS

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

1988 Stock Plan: Pursuant to the 1988 Stock Plan, the Company may grant incentive stock options, nonqualified stock options and common stock purchase rights. The Company has reserved 32,354 shares of common stock for the issuance under this plan.

The options in all of the above plans generally become exercisable over a four-year period and expire over a period not exceeding ten years.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)



9.  BENEFIT PLANS (CONTINUED)

A summary of the activity under the stock plans follows. The number of options outstanding at December 31, 1996 and 1995 assumes the retroactive conversion related to the Merger (see Note 8):


                                                            WEIGHTED-             WEIGHTED-               WEIGHTED-
                                                             AVERAGE               AVERAGE                 AVERAGE
                                                            EXERCISE               EXERCISE               EXERCISE
                                                  1997       PRICE       1996       PRICE       1995       PRICE
                                             ----------------------------------------------------------------------
Outstanding at beginning of the
 year                                           438,769      $5.75      78,731      $1.78      76,444      $1.77
Options assumed in connection
 with the Merger                                                        34,205      28.78
Granted                                          41,099       6.00     366,783       5.55      10,174       1.86
Exercised                                                                4,448       1.88
Canceled                                        (90,058)     10.89     (45,398)     13.23      (7,887)      1.77
                                             ----------------------------------------------------------------------
Outstanding at end of the year                  389,810      $3.84     438,769      $5.75      78,731      $1.78
                                             ======================================================================

Related information for options outstanding and exercisable as of December 31, 1997, under the stock plans, is as follows:

                                                               WEIGHTED-AVERAGE
  RANGE OF EXERCISE           OPTIONS        OPTIONS           REMAINING LIFE
      PRICES                OUTSTANDING    EXERCISABLE            (YEARS)
---------------------------------------------------------------------------------
      $1.77                    50,336        46,910                 6.53
   $3.50-$5.13                 56,867        34,098                 8.33
      $6.00                   279,807        60,000                 9.26
  $8.75-$81.25                  2,800         2,256                 6.75

PRO FORMA INFORMATION FOR STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to the date of the Merger (see Note 1) and the Black-Scholes option pricing model for options granted on and subsequent to the date of the Merger. The following weighted-

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)



9.  BENEFIT PLANS (CONTINUED)

average assumptions were used to determine the fair value for 1997, 1996 and 1995, respectively; a risk-free interest rate of 6.3% each year, an expected dividend yield of 0% each year, an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 0.897 in 1997 and 1.276 for options granted between June 7, 1996 and December 31, 1996, and a weighted-average expected life of the options of six years.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:


                                         1997            1996            1995
                                     -------------------------------------------
Pro forma net loss                     $(1,935)        $(2,281)        $(1,793)
Pro forma net loss per share            $(1.23)         $(2.02)         $(2.71)

401(K) PLAN

The Company has a qualified 401(k) plan (the Plan) for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions. Company contributions to the Plan were $132, $67 and $38 during 1997, 1996 and 1995, respectively.

10.  TRANSACTIONS WITH RELATED PARTIES

Effective April 1995, NEBOH entered into a management agreement with New England Baptist Hospital (see Note 2). Under the terms of the agreement, NEBOH operated an outpatient medical center in Waltham, Massachusetts in return for a fee equal to the net revenue (as defined) of the center, less certain primary expenses. This center was sold back to NEBE effective September 30, 1997. Fees earned during 1997, 1996 and 1995 were $582, $882, and $589, respectively.

Amounts due to NEBOH from New England Baptist Hospital at December 31, 1997 and 1996 were $6 and $226, respectively, and consisted of cash collected from certain accounts related to the management agreement and from certain accounts contributed to NEBOH under a partnership agreement.

                   Occupational Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)



10.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Amounts due to New England Baptist Hospital from NEBOH at December 31, 1997 and 1996 were $0 and $187, respectively, and consist of certain operating expenses paid by New England Baptist Hospital during the year.

During 1997 and 1996, the Company rented certain fixed assets to NEBOH. Equipment rent expense under the agreement for 1997 and 1996 was $40 and $52, respectively.

     SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Occupational Health + Rehabilitation Inc

March 30, 1998

                                    By:  /s/ John C. Garbarino
                                    -----------------------------------------
                                         JOHN C. GARBARINO
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                    TITLE                          DATE
        ---------                    -----                          ----

/s/ John C. Garbarino           President, Chief Executive       March 30, 1998
--------------------------      Officer (principal
    JOHN C. GARBARINO           executive officer)


/s/ Richard P. Quinlan          Chief Financial Officer,         March 30, 1998
---------------------------     General Counsel
    RICHARD P. QUINLAN          (principal financial officer)


/s/ Edward L. Cahill            Director                         March 30, 1998
---------------------------
    EDWARD L. CAHILL


/s/ Kevin J. Dougherty          Director                         March 30, 1998
----------------------------
    KEVIN J. DOUGHERTY


/s/ Angus M. Duthie             Director                         March 30, 1998
-----------------------------
    ANGUS M. DUTHIE


/s/ Donald W. Hughes            Director                         March 30, 1998
-----------------------------
    DONALD W. HUGHES

                                 EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
  4.03         Revolving Credit Agreement dated as of November 13, 1997, by and between the Company and BankBoston, N.A.

 11.01         Statement re Computation of Per Share Earnings.

 21.01         Subsidiaries of the Company.

 23.01         Consent of Ernst & Young LLP.

 27.01         Financial Data Schedule.
