Form 10-Q
period 1998-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1998-05-15
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 YES [X]   NO [ ]


    The number of shares outstanding of the registrant's Common Stock as of May 1, 1998 was 1,478,977.
                 ----------

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS
                        PART I --- FINANCIAL INFORMATION

                                                                      PAGE NO.
                                                                      --------
Item 1.  Financial Statements
           Consolidated Balance Sheets...........................       3
           Consolidated Statements of Operations.................       4
           Consolidated Statements of Cash Flows.................       5
           Notes to Consolidated Financial Statements............       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........       7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.............................................      11

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................      12

Signatures.......................................................      13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                MARCH 31,    DECEMBER 31,
ASSETS                                             1998          1997
------                                          ---------    ------------
                                               (Unaudited)
Current assets:
Cash and cash equivalents......................  $ 3,570         $ 4,180
Accounts receivable,  net......................    3,804           3,207
Note receivable................................      275             210
Prepaid expenses and other assets..............      370             456
                                                 -------         -------
Total current assets...........................    8,019           8,053
Property and equipment, net....................    1,536           1,539
Goodwill, net..................................    4,124           3,985
Note receivable................................      642             707
Other assets...................................      305             289
                                                 -------         -------
Total assets...................................  $14,626         $14,573
                                                 =======         =======

LIABILITIES, REDEEMABLE STOCK AND
---------------------------------
STOCKHOLDERS' EQUITY
--------------------

Current liabilities:
Accounts payable and accrued expenses..........  $ 2,195         $ 2,073
Current portion of long-term debt..............    1,082             663
Current portion of obligations under capital
 leases........................................      116             120
                                                 -------         -------
Total current liabilities......................    3,393           2,856

Long-term debt, less current maturities........      898           1,264
Obligations under capital leases...............      119             122
                                                 -------         -------
Total liabilities..............................    4,410           4,242

Minority interest..............................      215             134
Redeemable stock:
Redeemable, convertible preferred stock,
 Series A, $.001 par value ---
  $8,500,002 liquidation value, 1,666,667
   shares authorized, 1,416,667
  shares issued and outstanding................    8,443           8,440
Stockholders' equity:
Preferred stock, $.001 par value - 3,333,333
 shares authorized; none issued
  and outstanding..............................      ---             ---
Common stock, $.001 par value -- 10,000,000
 shares authorized; 1,579,479shares issued and
 1,478,977 shares outstanding, in 1998 and
 1997, respectively............................        1               1
Additional paid-in capital.....................   10,619          10,619
Accumulated deficit............................   (8,562)         (8,363)
Less treasury stock, at cost, 100,502 shares...     (500)           (500)
                                                 -------         -------
Total stockholders' equity.....................    1,558           1,757
                                                 -------         -------
Total liabilities, redeemable stock and
 stockholders' equity..........................  $14,626         $14,573
                                                 =======         =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                        1998              1997
                                     ----------        ----------

Revenue............................   $   5,277        $   3,348

Expenses:
   Operating.......................       4,503            3,373
   General and administrative......         708              613
   Depreciation and amortization...         176              152
                                      ---------        ---------
                                          5,387            4,138
                                      ---------        ---------
                                           (110)            (790)
Nonoperating gains (losses):
   Interest income.................          47               83
   Interest expense................         (51)             (52)
   Minority interest in net (gain)
    loss of subsidiaries...........         (81)             105
                                      ---------        ---------
Net loss...........................   $    (195)       $    (654)
                                      =========        =========
Net loss available to common
 shareholders......................   $    (199)       $    (659)
                                      =========        =========
Net loss per  common share.........   $   (0.13)       $   (0.42)
                                      =========        =========
Weighted average common shares.....   1,478,977        1,566,396
                                      =========        =========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                            1998      1997
                                                          --------  --------
OPERATING ACTIVITIES:
Net loss................................................   $ (195)  $  (654)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization.......................      176       156
    Minority interest in net gain (loss) of subsidiary..       81      (105)
       Changes in operating assets and liabilities:
      Accounts receivable...............................     (597)     (733)
      Prepaid expenses and other current assets.........       90        53
      Due from related party, net.......................                (25)
      Deposits and other noncurrent assets..............       (1)      (11)
      Accounts payable and accrued expenses
        and other long-term liabilities.................      115      (194)
                                                           ------   -------
Net cash used in operating activities...................     (331)   (1,513)

INVESTING ACTIVITIES:
Release of restricted cash..............................                 25
Cash paid for intangibles...............................               (102)
Refund of security deposit..............................                (25)
Property and equipment additions........................      (45)     (131)
Cash paid for acquisitions..............................     (154)     (925)
                                                           ------   -------
Net cash used in investing activities...................     (199)   (1,158)

FINANCING ACTIVITIES:
Payments of long-term debt..............................      (47)      (32)
Payments of capital lease obligations...................      (33)
Cash received by partnership............................                 17
                                                           ------   -------
Net cash used in financing activities...................      (80)      (15)
                                                           ------   -------
Net decrease in cash and cash equivalents...............     (610)   (2,686)
Cash and cash equivalents at beginning of period........    4,180     8,616
                                                           ------   -------
Cash and cash equivalents at end of period..............   $3,570   $ 5,930
                                                           ======   =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

  The accompanying unaudited interim financial statements of Occupational
Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year.

2.  NET LOSS PER COMMON SHARE

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. There was no effect on previously reported net loss per common share amounts due to the adoption of Statement 128. For the quarter ended March 31, 1998, for purposes of the net loss per common share calculation, the net loss has been increased by $4,000 of preferred stock accretion. The effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive for the years presented.

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

  The Company is the surviving corporation of a merger (the "Merger") of Occupational Health + Rehabilitation Inc ("OH+R") into Telor Ophthalmic Pharmaceuticals, Inc ("Telor"). Pursuant to the Merger, the ophthalmic pharmaceutical business of Telor ceased, and the business of the Company was changed to the business of OH+R.

  The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company's consolidated statements of operations bear to revenue. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.



                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                     1998            1997
                                                --------------  --------------

     Revenue..................................          100.0%          100.0%
     Operating expenses.......................          (85.3)         (100.7)
     General and administrative expenses......          (13.4)          (18.3)
     Depreciation and amortization expense....           (3.3)           (4.5)
     Interest income..........................            0.8             2.5
     Interest expense.........................           (1.0)           (1.6)
     Minority interest in net (gain) loss of
      subsidiary..............................           (1.5)            3.1
                                                      -------         -------
     Net loss.................................           (3.7)%         (19.5)%
                                                      =======         =======

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------

Revenue

  Revenue increased 57.6% to approximately $5,277 in the three months ended March 31, 1998 from approximately $3,348 in the three months ended March 31, 1997. Of the approximately $1,929 increase in revenue in the three months ended March 31, 1998 compared to the three months ended March 31, 1997, approximately $1,276 was attributable to the incremental increase of revenue of centers that were acquired or became part of a joint venture during the quarter ended March 31, 1997, $977 related to centers acquired subsequent to March 31, 1997 and the remaining $528 related to additional volume at existing centers. These amounts were offset by $852 of revenue which related primarily to the Company's share of a partnership's interest which was sold on December 31, 1997.

Operating, General and Administrative Expenses

  Operating expenses increased 33.5% to approximately $4,503 in the three months ended March 31, 1998 from approximately $3,373 in the three months ended March 31, 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 85.3% in the three months ended March 31, 1998 as compared to 100.7% in the three months ended March 31, 1997. The centers, in the aggregate, achieved profitability during the first quarter of 1998 versus the first quarter of 1997 as individual centers reached critical mass in terms of volume. In prior years, many centers were in a transition mode and incurred expenses to establish infrastructure.

  General and administrative expenses increased 15.5% to approximately $708 in the three months ended March 31, 1998 from $613 in the three months ended March 31, 1997. The increase was the result of the Company's expanding its corporate staff to support the growth in the centers. As a percentage of revenue, general and administrative expenses decreased to 13.4% in the three months ended March 31, 1998 as compared to 18.3% in the three months ended March 31, 1997. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur.

Depreciation and Amortization

  Depreciation and amortization expense increased 15.8% to approximately $176 in the three months ended March 31, 1998 from approximately $152 in the three months ended March 31, 1997. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 3.3% in the three months ended March 31, 1998 compared to 4.5% in the three months ended March 31, 1997.

Interest Income

  Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 43.4% to approximately $47 in the three months ended March 31, 1998 from $83 in the three months ended March 31, 1997. The decrease was related to the Company's having less cash funds to invest in the three months ended March 31, 1998 versus the prior year since the Company utilized cash during 1997 for acquisitions and other general corporate needs.

Minority Interest

  Minority interest represents the share of (profits) and losses of minority investors in certain joint ventures with the Company. In the three months ended March 31, 1998, the minority interest in net gains of subsidiaries was ($81) compared to the minority interest in net losses of subsidiaries equaling $105 in the three months ended March 31, 1997. For the first quarter of 1998, the financial performance of the joint venture centers generally improved over the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. At March 31, 1998, the Company had $4,626 in working capital, a decrease of $571 from December 31, 1997. The Company has utilized its funds in
its expansion effort and for working capital.   The Company's principal sources
of liquidity as of March 31, 1998 consisted of (i) cash and cash equivalents aggregating approximately $3,570 and (ii) current accounts and a note receivable of approximately $4,079.

  Net cash used in operating activities by the Company during the three months ended March 31, 1998 was approximately $331 as compared to approximately $1,513 for the three months ended March 31, 1997. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and to fund Company operating losses. The improvement in net cash used in operating activities is primarily due to the improved financial performance by the Company's centers.

  The Company's investing activities for the three months ended March 31, 1998 used cash of $199 versus $1,158 for the three months ended March 31, 1997.
These activities included the purchase of a physician and physical therapy practice and the payment of additional purchase price in accordance with the terms negotiated in connection with certain prior acquisitions which amounted to $154. For the three months ended March 31, 1997, the Company paid $925 for the purchase of several physician practices and the investments in two joint ventures. The Company has an equity interest equal to or in excess of 51% in all joint ventures. Additional investing activities included the use of $45 and $131 for fixed asset additions in the three months ended March 31, 1998 and 1997, respectively. Fixed asset additions for the three months ended March 31, 1998 related primarily to computer equipment.

  Finally, in the three months ended March 31, 1998 and 1997, the Company utilized $80 and $32, respectively, towards the payment of long-term debt and other long-term obligations. The Company expects that its principal use of funds in the near future will be in connection with acquisitions, the formation of joint venture entities and the establishment of management agreements, working capital requirements, debt repayments and purchases of property and equipment. During November of 1997, the Company entered into a financing arrangement with BankBoston, N.A. whereby it has access to two separate credit facilities. The first credit facility provides the Company with $2.5 million for working capital and acquisition needs. The second facility provides up to $4.5 million to be utilized by the Company's existing and future joint ventures. As of March 31, 1998, the Company's borrowings under the second facility amount to approximately $287. The borrowing base of the joint venture credit facility is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. Both facilities expire on September 30, 1999. The Company expects that the cash received as the result of the Merger, the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the credit facilities, and cash generated from operations will be adequate to provide working capital requirements and to fund debt repayments and to finance any necessary capital expenditures through December 31, 1998. However, the Company believes that the level of financial resources available to it is an important competitive factor. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest since additional capital may be necessary to fund acquisitions by the Company.

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

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is currently anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. A preliminary assessment has indicated that some of the Company's older personal computers and ancillary software programs may not be Year 2000 compatible. The Company intends to either replace or modify these computers and programs. The cost of this replacement is not expected to be material as the shelf life of the Company's personal computers is 3 to 5 years, and as a result historically each year approximately 25% of all personal computers are replaced or upgraded. All personal computers purchased in 1997 and through March 31, 1998 are Year 2000 compatible.

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

        Not applicable.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   A.  EXHIBITS

       11.01  Statement re Computation of Per Share Earnings.*

       27.01  Financial Data Schedule.*

*Filed herewith

   B.  REPORTS ON FORM 8-K

     On January 9, 1998, the Company filed a Current Report on Form 8-K dated December 31, 1997 reporting in Item 2 thereof the sale of its general partnership interest in Argosy Health Northeast.

                                   SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                         OCCUPATIONAL HEALTH + REHABILITATION INC


                              By: /s/ John C. Garbarino
                                  --------------------------------------------
                                                 John C. Garbarino
                                      President and Chief Executive Officer
                                           (principal executive officer)


                                 By: /s/ Richard P. Quinlan
                                    ------------------------------------------
                                                Richard P. Quinlan
                                        Chief Financial Officer, Treasurer,
                                           Secretary and General Counsel
                                           (principal financial officer)


Date: May 8, 1997

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
------                        -----------

11.01   Statement re Computation of Per Share Earnings.

27.01   Financial Data Schedule.