Form 10-Q
period 1998-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1998-08-13
CIK 887757

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1998

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to __________


                            COMMISSION FILE NUMBER:
                                    0-21428

                    OCCUPATIONAL HEALTH + REHABILITATION INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                  13-3464527
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

     175 DERBY STREET, SUITE 36                           02043
       HINGHAM, MASSACHUSETTS                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                YES [X]  NO [ ]

    The number of shares outstanding of the registrant's Common Stock as of August 4, 1998 was 1,478,977.


===============================================================================

                   OCCUPATIONAL HEALTH + REHABILITATION INC


                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998


                               TABLE OF CONTENTS

                        PART I --- FINANCIAL INFORMATION

                                                                   PAGE NO.
                                                                   --------
Item 1.    Financial Statements

              Consolidated Balance Sheets..........................   3

              Consolidated Statements of Operations................   4

              Consolidated Statements of Cash Flows................   6

           Notes to Consolidated Financial Statements..............   7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........   8

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk.............................................  13


                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K........................   14

Signatures.........................................................   15

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     JUNE 30,    DECEMBER 31,
ASSETS                                                                 1998          1997
------                                                              --------    ------------
                                                                   (Unaudited)

Current assets:
     Cash and cash equivalents...............................       $ 2,992        $ 4,180
     Accounts receivable,  net...............................         4,187          3,207
     Notes receivable........................................           390            210
     Prepaid expenses and other assets.......................           418            456
                                                                    -------        -------
Total current assets.........................................         7,987          8,053

Property and equipment, net..................................         1,524          1,539
Goodwill, net................................................         4,122          3,985
Notes receivable.............................................           577            707
Other assets.................................................           286            289
                                                                    -------        -------
     Total assets............................................       $14,496        $14,573
                                                                    =======        =======


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
-------------------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses...................       $ 2,363         $ 2,073
     Current portion of long-term debt.......................           844             663
     Current portion of obligations under capital leases.....           107             120
                                                                    -------         -------
Total current liabilities....................................         3,314           2,856

Long-term debt, less current maturities......................           871           1,264
Obligations under capital leases.............................            94             122
                                                                    -------         -------
Total liabilities............................................         4,279           4,242

Minority interest............................................           312             134
Redeemable stock:
     Redeemable, convertible preferred stock, Series A,
       $.001 par value --  $8,500,002 liquidation value,
       1,666,667 shares authorized, 1,416,667
       shares issued and outstanding.........................          8,447          8,440
Stockholders' equity:
     Preferred stock, $.001 par value - 3,333,333
        shares authorized; none issued and outstanding.......            ---            ---
     Common stock, $.001 par value -- 10,000,000 shares
       authorized; 1,579,479 shares issued and 1,478,977
       outstanding, in 1998 and 1997, respectively...........              1              1
     Additional paid-in capital..............................         10,619         10,619
     Accumulated deficit.....................................         (8,662)        (8,363)
     Less treasury stock, at cost, 100,502 shares............           (500)          (500)
                                                                     -------        -------
     Total stockholders' equity..............................          1,458          1,757
                                                                     -------        -------

     Total liabilities, redeemable stock and
        stockholders' equity................................         $14,496        $14,573
                                                                     =======        =======

                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30
                                                                --------------------------
                                                                    1998            1997
                                                                    ----            ----

Revenue................................................         $    5,686       $    4,708

Expenses:
     Operating.........................................              4,787            4,278
     General and administrative........................                720              673
     Depreciation and amortization.....................                182              183
                                                                 ---------       ----------

                                                                     5,689            5,134
                                                                 ---------       ----------

                                                                        (3)            (426)

Nonoperating gains (losses):
     Interest income...................................                 52               90
     Interest expense..................................                (48)             (68)
     Minority interest in net (gain) loss of
       subsidiaries....................................                (97)              36

Net loss...............................................          $     (96)      $     (368)
                                                                 =========       ==========

Net loss available to common shareholders..............          $    (100)      $     (372)
                                                                 =========       ==========

Net loss per common share..............................          $   (0.07)      $    (0.24)
                                                                 =========       ==========

Weighted average common shares........................           1,478,977        1,571,979
                                                                 =========       ==========


                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)



                                                                 SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                   1998            1997
                                                                   ----            ----

Revenue................................................        $   10,963       $    8,056
                                                               ----------       ----------

Expenses:
     Operating.........................................             9,290            7,651
     General and administrative........................             1,428            1,286
     Depreciation and amortization.....................               358              336
                                                               ----------       ----------

                                                                   11,076            9,271
                                                               ----------       ----------

                                                                     (113)          (1,215)



Nonoperating gains (losses):
     Interest income...................................                99               72
     Interest expense..................................               (99)            (120)
     Minority interest in net (gain) loss of
       subsidiaries....................................              (178)             141
                                                               ----------       ----------

Net loss...............................................        $     (291)      $   (1,022)
                                                               ==========       ==========

Net loss available to common shareholders..............        $     (299)      $   (1,031)
                                                               ==========       ==========


Net loss per common share..............................        $    (0.20)      $    (0.66)
                                                               ==========       ==========


Weighted average common shares.........................         1,478,977        1,569,203
                                                               ==========       ==========



                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                   1998            1997
                                                                   ----            ----
OPERATING ACTIVITIES:
Net loss...............................................         $   (291)       $  (1,022)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization....................              358              334
      Amortization of discount.........................                                 8
      Minority interest in net gain (loss) of
         subsidiary....................................              178             (141)
      Changes in operating assets and liabilities:
          Accounts receivable..........................             (980)          (1,388)
          Prepaid expenses and other current assets....               24              (31)
          Notes receivable.............................              (50)
          Due from related party, net..................                                74
          Deposits and other noncurrent assets.........                4              (15)
          Accounts payable and accrued expenses
             and other long-term liabilities...........              288               79
                                                                 -------          -------
Net cash used by operating activities..................             (469)          (2,102)

INVESTING ACTIVITIES:
Release of restricted cash.............................                               345
Cash paid for intangibles..............................              (76)            (280)
Refund of security deposit.............................                               (25)
Property and equipment additions.......................             (136)            (243)
Cash paid for acquisitions.............................             (129)            (925)
                                                                 -------          -------
Net cash used by investing activities..................             (341)          (1,128)

FINANCING ACTIVITIES:
Payments of long-term debt.............................             (312)            (480)
Payments of capital lease obligations..................              (66)
Proceeds from line of credit and loans payable.........                               344
Cash received by partnership...........................                                16
                                                                 -------          -------
Net cash used by financing activities..................             (378)            (120)
                                                                 -------          -------
Net decrease in cash and cash equivalents..............           (1,188)          (3,350)
Cash and cash equivalents at beginning of period.......            4,180            8,618
                                                                 -------          -------
Cash and cash equivalents at end of period.............          $ 2,992          $ 5,268
                                                                 =======          =======


                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

  The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 1998 and results of operations for the three and six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full year.

2.  NET LOSS PER COMMON SHARE

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. There was no effect on previously reported net loss per common share amounts due to the adoption of Statement 128. For the six months ended June 30, 1998, for purposes of the net loss per common share calculation, the net loss has been increased by $ 8,000 of preferred stock accretion. The effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  The Company specializes in occupational health care throughout the Northeastern United States. The Company develops and operates multidisciplinary outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with hospital related organizations to provide management and related services to the centers established by the joint ventures.

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

                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------          -------------------------
                                                          1998            1997                 1998           1997
                                                          ----            ----                 ----           ----

   Revenue........................................         100%            100%                 100%           100%
   Operating expenses.............................       (84.2)          (90.9)               (84.7)         (95.0)
   General and administrative expenses............       (12.7)          (14.3)               (13.0)         (16.0)
   Depreciation and amortization expense..........        (3.2)           (3.9)                (3.3)          (4.1)
   Interest income................................         0.9             1.9                  0.9            2.1
   Interest expense...............................        (0.8)           (1.4)                (0.9)          (1.5)
   Minority interest in net (gain) loss of
     subsidiary...................................        (1.7)            0.8                 (1.6)           1.8
                                                          --------------------------------------------------------

   Net loss.......................................        (1.7)%          (7.8)%               (2.6)%        (12.7)%
                                                          ========================================================

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------

Revenue

  Revenue increased 20.8% to approximately $5,686 in the three months ended June 30, 1998 from approximately $4,708 in the three months ended June 30, 1997. Of the approximately $978 increase in revenue in the three months ended June 30, 1998 compared to the three months ended June 30, 1997, approximately $1,239 related to centers acquired subsequent to June 30, 1997 and the remaining $425 related to additional volume at existing centers. These amounts were offset by $686 of revenue which related primarily to the Company's share of a partnership in which the Company sold its interest on December 31, 1997.

Operating, General and Administrative Expenses

  Operating expenses increased 11.9% to approximately $4,787 in the three months ended June 30, 1998 from approximately $4,278 in the three months ended June 30, 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 84.2 % in the three months ended June 30, 1998 as compared to 90.9 % in the three months ended June 30, 1997. The centers, in the aggregate, continued to achieve profitability before general and administrative expenses during the second quarter of 1998 as individual centers reached critical mass in terms of volume.

  General and administrative expenses increased 7.0 % to approximately $720 in the three months ended June 30, 1998 from $673 in the three months ended June 30, 1997. The increase was the result of the Company's expanding its corporate staff to support the growth in the centers and to support additional business lines. As a percentage of revenue, general and administrative expenses decreased to 12.7% in the three months ended June 30, 1998 as compared to 14.3% in the three months ended June 30, 1997. The Company believes that as additional acquisitions are completed, leveraging of existing management will occur.


Interest Income

  Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 42.2 % to approximately $52 in the three months ended June 30, 1998 from $90 in the three months ended June 30, 1997. The decrease was related to the Company having less cash available to invest in the three months ended June 30, 1998 compared to the three months ended June 30, 1997 since the Company has continued to utilize cash during 1998 for acquisitions and other general corporate needs.

Minority Interest

  Minority interest represents the share of (profits) and losses of minority investors in certain joint ventures with the Company. In the three months ended June 30, 1998, the minority interest in net gains of subsidiaries was $(97 ) compared to the minority interest in net losses of subsidiaries equaling $ 36 in the three months ended June 30, 1997. For the second quarter of 1998, the financial performance of the joint venture centers continued to improve over the prior year.

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------

Revenue

  Revenue increased 36.1% to approximately $10,963 in the six months ended June 30, 1998 from approximately $8,056 in the six months ended June 30, 1997. Of the approximately $2,907 increase in revenue in the six months ended June 30, 1998 compared to the six months ended June 30, 1997, approximately $1,628 was attributable to the incremental increase of revenue of centers that were acquired or became part of a joint venture during the six months ended June 30, 1997, $2,216 related to centers acquired subsequent to June 30, 1997 and the remaining $355 related to additional volume at existing centers. These amounts were offset by $1,292 of revenue which related primarily to the Company's share of a partnership in which the Company sold its interest on December 31, 1997.

Operating, General and Administrative Expenses

  Operating expenses increased 21.4% to approximately $9,290 in the six months ended June 30, 1998 from approximately $7,651 in the six months ended June 30, 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to
84.7 % in the six months ended June 30, 1998 as compared to 95.0% in the six months ended June 30, 1997. The centers, in the aggregate, improved their profitability during the six months ended 1998 versus the six months ended 1997 as individual centers began to reach critical mass in terms of volume.

  General and administrative expenses increased 11.0% to approximately $1,428 in the six months ended June 30, 1998 from $1,286 in the six months ended June 30, 1997. The increase was the result of the Company's expanding its corporate staff to support the growth in the centers and to support additional business lines. As a percentage of revenue, general and administrative expenses decreased to 13.0% in the six months ended June 30, 1998 as compared to 16.0% in the six months ended June 30, 1997. The Company believes that as additional acquisitions are completed, leveraging of existing management will occur.

Depreciation and Amortization

  Depreciation and amortization expense increased 7.2% to approximately $358 in the six months ended June 30, 1998 from approximately $334 in the six months ended June 30, 1997. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 3.3% in the six months ended June 30, 1998 compared to 4.1% in the six months ended June 30, 1997.

Interest Income

  Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 42.4% to approximately $99 in the six months ended June 30, 1998 from $172 in the six months ended June 30, 1997. The decrease was related to the Company having less cash available to invest in the six months ended June 30, 1998 compared to the six months ended June 30, 1997 since the Company has continued to utilize cash during 1998 for acquisitions and other general corporate needs.

Minority Interest

  Minority interest represents the share of (profits) and losses of minority investors in certain joint ventures with the Company. In the six months ended June 30, 1998, the minority interest in net gains of subsidiaries was $(178) compared to the minority interest in net losses of subsidiaries equaling $141 in the six months ended June 30, 1997. For the first six months of 1998, the financial performance of the joint venture centers continued to improve over the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. At June 30, 1998, the Company had $4,673 in working capital, a decrease of $524 from December 31, 1997. The Company has utilized its funds in
its expansion effort and for working capital.   The Company's principal sources
of liquidity as of June 30, 1998 consisted of (i) cash and cash equivalents aggregating approximately $2,992 and (ii) current accounts and notes receivable of approximately $4,577.

  Net cash used by operating activities by the Company during the six months ended June 30, 1998 was approximately $469 as compared to approximately $2,102 for the six months ended June 30, 1997. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and to fund Company operating losses. The improvement in net cash used by operating activities is primarily due to the improved financial performance of the Company's centers.

  The Company's investing activities for the six months ended June 30, 1998 used cash of $341 compared to $1,128 for the six months ended June 30, 1997. In 1998, these activities included the purchase of a physician and physical therapy practice and the payment of $205 in additional purchase price in accordance with the terms negotiated in connection with certain prior acquisitions. For the six months ended June 30, 1997, the Company paid $1,205 for the purchase of several physician practices and the investments in two joint ventures. The Company has an equity interest equal to or in excess of 51% in all joint ventures. Additional investing activities included the use of $136 and $243 for fixed asset additions in the six months ended June 30, 1998 and 1997, respectively. Fixed asset additions for the six months ended June 30, 1998 related primarily to computer hardware and software.

  Finally, in the six months ended June 30, 1998 and 1997, the Company utilized $378 and $480, respectively, towards the payment of long-term debt and other long-term obligations. The Company expects that its principal use of funds in the near future will be in connection with acquisitions, the formation of joint venture entities and the establishment of management agreements, working capital requirements, debt repayments and purchases of property and equipment. During November of 1997, the Company entered into a financing arrangement with BankBoston, N.A. whereby it has access to two separate credit facilities. The first credit facility provides the Company with $2.5 million for working capital and acquisition needs. The second facility provides up to $4.5 million to be utilized by the Company's existing and future joint ventures. As of June 30, 1998, the Company's borrowings under the second facility amount to approximately $287. The borrowing base of the joint venture credit facility is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. Both facilities expire on September 30, 1999. The Company expects that the cash received as the result of the Merger, the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the credit facilities, and cash generated from operations will be adequate to provide working capital requirements and to fund debt repayments and to finance any necessary capital expenditures through December 31, 1998. However, the Company believes that the level of financial resources available to it is an important competitive factor. The Company will consider raising additional capital on an on-going basis as market factors and its needs suggest since additional capital may be necessary to fund acquisitions by the Company.

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

  The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is currently anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. A preliminary assessment has indicated that some of the Company's older personal computers and ancillary software programs may not be Year 2000 compatible. The Company intends to either replace or modify these computers and programs. The cost of this replacement is not expected to be material as the shelf life of the Company's personal computers is 3 to 5 years, and as a result historically each year approximately 25% of all personal computers are replaced or upgraded. All personal computers purchased in 1997 and through June 30, 1998 are Year 2000 compatible.

  The Company is also obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate) as noted above, and subject to continued investigation of this issue, management does not believe that these costs will have a material effect on the Company's earnings at this time.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  Statements contained in this Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Quarterly Report on Form 10-Q and this Company's other filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   A.  EXHIBITS

       11.01  Statement re Computation of Per Share Earnings.*

       27.01  Financial Data Schedule.*

*Filed herewith

   B.  REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                         OCCUPATIONAL HEALTH + REHABILITATION INC


                              By:          /s/ John C. Garbarino
                                  -------------------------------------
                                             John C. Garbarino
                                  President and Chief Executive Officer
                                       (principal executive officer)


                              By:         /s/ Richard P. Quinlan
                                  --------------------------------------
                                            Richard P. Quinlan
                                    Chief Financial Officer, Treasurer,
                                       Secretary and General Counsel
                                       (principal financial officer)


Date: August 7, 1998

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

11.01      Statement re Computation of Per Share Earnings.

27.01      Financial Data Schedule.