Form 10-Q
period 1998-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1998-11-13
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       September 30, 1998

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

                                 YES [X]     NO [ ]


    The number of shares outstanding of the registrant's Common Stock as of November 4, 1998 was 1,479,444.

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                        PART I --- FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements

           Consolidated Balance Sheets.................................     3

           Consolidated Statements of Operations.......................     4

           Consolidated Statements of Cash Flows.......................     6

           Notes to Consolidated Financial Statements..................     7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    14

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........    15

Item 5.  Exhibits and Reports on Form 8-K..............................    15

Signatures.............................................................    16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                  1998           1997
------                                             --------------  ------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents...................        $ 2,199        $ 4,180
  Accounts receivable,  net...................          4,662          3,207
  Notes receivable............................            715            210
  Prepaid expenses and other assets...........            508            456
                                                      -------        -------
Total current assets..........................          8,084          8,053

Property and equipment, net...................          1,950          1,539
Goodwill, net.................................          4,131          3,985
Notes receivable..............................            233            707
Other assets..................................            264            289
                                                      -------        -------
  Total assets................................        $14,662        $14,573
                                                      =======        =======
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
-------------------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses.......        $ 2,290        $ 2,073
  Current portion of long-term debt...........            921            663
  Current portion of obligations under capital
    leases....................................            139            120
                                                      -------        -------
Total current liabilities.....................          3,350          2,856

Long-term debt, less current maturities.......            748          1,264
Obligations under capital leases..............            107            122
                                                      -------        -------
Total liabilities.............................          4,205          4,242

Minority interest.............................            645            134
Redeemable stock:
  Redeemable, convertible preferred stock,
    Series A, $.001 par value - $8,500,002
    liquidation value, 1,666,667
    shares authorized, 1,416,667
    shares issued and outstanding.............          8,452          8,440
Stockholders' equity:
  Preferred stock, $.001 par value - 3,333,333
    shares authorized; none issued
    and outstanding...........................            --             --
  Common stock, $.001 par value - 10,000,000
    shares authorized; 1,579,904
    issued and 1,479,402 outstanding in 1998,
    and 1,579,479 issued and
    1,478,977 outstanding in 1997.............              1              1
  Additional paid-in capital..................         10,619         10,619
  Accumulated deficit.........................         (8,760)        (8,363)
  Less treasury stock, at cost,
    100,502 shares............................           (500)          (500)
                                                      -------        -------
  Total stockholders' equity..................          1,360          1,757
                                                      -------        -------
  Total liabilities, redeemable stock and
   stockholders' equity.......................        $14,662        $14,573
                                                      =======        =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT  PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    1998              1997
                                                   ------            ------
Revenue......................................   $    5,753          $    4,913

Expenses:
   Operating.................................        4,889               4,508
   General and administrative................          675                 611
   Depreciation and amortization.............          194                 165
                                                ----------          ----------
                                                     5,758               5,284
                                                ----------          ----------
                                                        (5)               (371)
Nonoperating gains (losses):
   Interest income...........................           44                  94
   Interest expense..........................          (40)                (71)
   Minority interest in net (gain) loss of
     subsidiaries............................          (93)                 52
   Gain on disposition of investment.........           -                  217
                                                ----------          ----------
Net loss.....................................   $      (94)         $      (79)
                                                ==========          ==========
Net loss available to common shareholders....   $      (98)         $      (83)
                                                ==========          ==========
Net loss per  common share...................   $    (0.07)         $    (0.05)
                                                ==========          ==========
Weighted average common shares...............    1,479,162           1,576,952
                                                ==========          ==========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT  PER SHARE DATA)
                                  (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    1998              1997
                                                   ------            ------
Revenue.....................................     $   16,716         $   12,968

Expenses:
   Operating................................         14,179             12,159
   General and administrative...............          2,103              1,897
   Depreciation and amortization............            552                500
                                                 ----------         ----------
                                                     16,834             14,556
                                                 ----------         ----------
                                                       (118)            (1,588)
Nonoperating gains (losses):
   Interest income..........................            143                266
   Interest expense.........................           (139)              (190)
   Minority interest in net (gain) loss of
     subsidiaries...........................           (271)               194
   Gain on disposition of investment........            --                 217
                                                 ----------         ----------
Net loss....................................     $     (385)        $   (1,101)
                                                 ==========         ==========
Net loss available to common shareholders...     $     (397)        $   (1,114)
                                                 ==========         ==========
Net loss per common share...................     $    (0.27)        $    (0.71)
                                                 ==========         ==========
Weighted average common shares..............      1,479,039          1,571,814
                                                 ==========         ==========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    1998              1997
                                                   ------            ------
OPERATING ACTIVITIES:
Net loss....................................     $  (385)           $(1,101)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization...........         552                500
    Amortization of discount................         --                   7
    Minority interest in net gain
     (loss) of subsidiaries.................         271               (194)
    Gain on disposition of investment.......         --                (217)
    Changes in operating assets
      and liabilities:
        Accounts receivable.................      (1,154)            (2,036)
        Prepaid expenses and other
         current assets.....................         (72)               (27)
        Notes receivable....................         (31)
        Due from related party, net.........         --                 179
        Deposits and other noncurrent
         assets.............................          12                (19)
        Accounts payable and accrued
         expenses and other long-term
         liabilities........................         210                473
                                                 -------            -------
Net cash used by operating activities.......        (597)            (2,435)

INVESTING ACTIVITIES:
Release of restricted cash..................         --                 345
Cash paid for intangibles...................        (100)              (321)
Refund of security deposit..................         --                 (25)
Property and equipment additions............        (447)              (386)
Cash paid for acquisitions..................        (219)            (1,175)
                                                 -------            -------
Net cash used by investing activities.......        (766)            (1,562)

FINANCING ACTIVITIES:
Payments of long-term debt and other
 long-term obligations......................        (672)              (552)
Proceeds from line of credit and
 loans payable..............................          54                344
Cash received by partnership................         --                  17
                                                 -------            -------
Net cash used by financing activities.......        (618)              (191)
                                                 -------            -------
Net decrease in cash and cash equivalents...      (1,981)            (4,188)
Cash and cash equivalents at beginning
 of period..................................       4,180              8,616
                                                 -------            -------
Cash and cash equivalents at end of
 period.....................................     $ 2,199            $ 4,428
                                                 =======            =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

  The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 1998 and results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year.

2.  NET LOSS PER COMMON SHARE

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. There was no effect on previously reported net loss per common share amounts due to the adoption of Statement 128. For the nine months ended September 30, 1998, for purposes of the net loss per common share calculation, the net loss has been increased by $12,000 of preferred stock accretion. The effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  The Company specializes in occupational health care throughout the Northeastern United States. The Company develops and operates multidisciplinary outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with hospital-related organizations to provide management and related services to the centers established by the joint ventures.

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

                                     THREE MONTHS           NINE MONTHS
                                  -------------------   -------------------
                                  ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                  -------------------   -------------------
                                   1998         1997     1998         1997
                                  ------       ------   ------       ------

   Revenue....................     100%         100%      100%        100%
   Operating expenses.........     (85)         (92)      (85)        (94)
   General and administrative
    expenses..................     (12)         (12)      (12)        (15)
   Depreciation and
    amortization expense......      (3)          (3)       (3)         (3)
   Interest income............       1            2         1           2
   Interest expense...........      (1)          (2)       (1)         (1)
   Minority interest in net
    (gain) loss of
    subsidiaries..............      (2)           1        (2)          2
   Gain on disposition of
    investment................      --            4        --           2
                                  ----         ----      ----        ----
   Net loss...................      (2)%         (2)%      (2)%        (8)%
                                  ====         ====      ====        ====

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

Revenue

  Revenue increased 17% to approximately $5,753 in the three months ended September 30, 1998 from approximately $4,913 in the three months ended September 30, 1997. Of the approximately $840 increase in revenue in the three months ended September 30, 1998 compared to the three months ended September 30, 1997, approximately $1,257 related to centers acquired subsequent to September 30, 1997 and the remaining $255 related to additional volume at existing centers. These amounts were offset by $672 of revenue which related primarily to the Company's share of a partnership in which the Company sold its interest on December 31, 1997.

Operating, General and Administrative Expenses

  Operating expenses increased 8% to approximately $4,889 in the three months ended September 30, 1998 from approximately $4,508 in the three months ended September 30, 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 85% in the three months ended September 30, 1998 as compared to 92% in the three months ended September 30, 1997. The centers, in the aggregate, continued to achieve profitability before general and administrative expenses during the third quarter of 1998 as individual centers reached critical mass in terms of volume.

  General and administrative expenses increased 10% to approximately $675 in the three months ended September 30, 1998 from $611 in the three months ended September 30, 1997. The increase was the result of the Company's expanding its corporate staff to support the growth in the centers and to support additional business lines. As a percentage of revenue, general and administrative expenses approximated 12% in the three months ended both September 30, 1998 and 1997.

Depreciation and Amortization

  Depreciation and amortization expense increased 18% to approximately $194 in the three months ended September 30, 1998 from approximately $165 in the three months ended September 30, 1997. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 3% in both the three months ended September 30, 1998 and 1997.

Interest Income

  Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 53% to approximately $44 in the three months ended September 30, 1998 from $94 in the three months ended September 30, 1997. The decrease was related to the Company's having less cash available to invest in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 since the Company has continued to utilize cash during 1998 for acquisitions and other general corporate needs.

Minority Interest

  Minority interest represents the share of (profits) and losses of minority investors in certain joint ventures with the Company. In the three months ended September 30, 1998, the minority interest in net profits of subsidiaries was ($93) compared to the minority interest in net losses of subsidiaries equaling $52 in the three months ended September 30, 1997. For the third quarter of 1998, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

Gain on Disposition of Investment

  For the three months ended September 30, 1997, the gain on disposition of investment related to the restructuring of one of the Company's joint ventures. In connection with such restructuring, the ownership of the joint venture changed whereby the Company assumed an additional 24% ownership interest in the joint venture. Through this transaction, each party in the joint venture forgave outstanding indebtedness. Additionally, certain assets associated with one of the joint venture sites were purchased by one of the Company's partners in consideration for the forgiveness of the Company's note payable to its partner of approximately $536 and for cash of approximately $56. This restructuring resulted in the gain on disposition of investment of $217 to the Company for the three month period ended September 30, 1997. No such similar event occurred during the three month period ended September 30, 1998.

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

Revenue

  Revenue increased 29% to approximately $16,716 in the nine months ended September 30, 1998 from approximately $12,968 in the nine months ended September 30, 1997. Of the approximately $3,748 increase in revenue in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, approximately $2,679 was attributable to the incremental increase of revenue of centers that were acquired or became part of a joint venture during the nine months ended September 30, 1997, $2,697 related to centers acquired subsequent to September 30, 1997 and the remaining $336 related to additional volume at existing centers. These amounts were offset by $1,964 of revenue which related primarily to the Company's share of a partnership in which the Company sold its interest on December 31, 1997.

Operating, General and Administrative Expenses

  Operating expenses increased 17% to approximately $14,179 in the nine months ended September 30, 1998 from approximately $12,159 in the nine months ended September 30, 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 85% in the nine months ended September 30, 1998 as compared to 94% in the nine months ended September 30, 1997. The centers, in the aggregate, improved their profitability during the nine months ended
September 30, 1998 compared to the nine months ended September 30, 1997 as individual centers began to reach critical mass in terms of volume.

  General and administrative expenses increased 11% to approximately $2,103 in the nine months ended September 30, 1998 from $1,897 in the nine months ended September 30, 1997. The increase was the result of the Company's expanding its corporate staff to support the growth in the centers and to support additional business lines. As a percentage of revenue, general and administrative expenses decreased to 12% in the nine months ended September 30, 1998 as compared to 15% in the nine months ended September 30, 1997. The Company believes that as additional acquisitions are completed, leveraging of existing management will occur.

Depreciation and Amortization

  Depreciation and amortization expense increased 10% to approximately $552 in the nine months ended September 30, 1998 from approximately $500 in the nine months ended September 30, 1997. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 3% in the nine months ended September 30, 1998 compared to 4% in the nine months ended September 30, 1997.

Interest Income

  Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 46% to approximately $143 in the nine months ended September 30, 1998 from $266 in the nine months ended September 30, 1997. The decrease was related to the Company's having less cash available to invest in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 since the Company has continued to utilize cash during 1998 for acquisitions and other general corporate needs.

Minority Interest

  Minority interest represents the share of (profits) and losses of minority investors in certain joint ventures with the Company. In the nine months ended September 30, 1998, the minority interest in net profits of subsidiaries was ($271) compared to the minority interest in net losses of subsidiaries equaling $194 in the nine months ended September 30, 1997. For the first nine months of 1998, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

Gain on Disposition of Investment

  For the nine months ended September 30, 1997, the gain on disposition of investment related to the restructuring of one of the Company's joint ventures. In connection with such restructuring, the ownership of the joint venture changed whereby the Company assumed an additional 24% ownership interest in the joint venture. Through this transaction, each party in the joint venture forgave outstanding indebtedness. Additionally, certain assets associated with one of the joint venture sites were purchased by one of the Company's partners in consideration for the forgiveness of the Company's note payable to its partner of approximately $536 and for cash of approximately $56. This restructuring resulted in the gain on disposition of investment of $217 to the Company for the nine month period ended September 30, 1997. No such similar event occurred during the nine month period ended September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. At September 30, 1998, the Company had $4,734 in working capital, a decrease of $463 from December 31, 1997. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of September 30, 1998 consisted of (i) cash and cash equivalents aggregating approximately $2,199 and (ii) current accounts and notes receivable of approximately $5,377.

  During the quarter, the Company restructured a note receivable arrangement whereby a significant portion of the note receivable was prepaid and the remaining principal balance of the note was amortized over eight quarters, with the last payment due on September 30, 2000. The former arrangement required quarterly payments through December 31, 2000, with the last payment being a sizable balloon payment. The restructured note is unsecured, but bears a higher interest rate than the former note. This arrangement was finalized in October 1998, and the balance sheet reflects the appropriate allocation between short-term and long-term notes receivable.

  Net cash used by operating activities by the Company during the nine months ended September 30, 1998 was approximately $597 as compared to approximately $2,435 for the nine months ended September 30, 1997. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and to fund Company operating losses. The improvement in net cash used by operating activities is primarily due to the improved financial performance of the Company's centers.

  The Company's investing activities for the nine months ended September 30, 1998 used cash of $766 compared to $1,562 for the nine months ended September 30, 1997. Amounts involved in investing activities included the use of $447 and $386 for fixed asset additions in the nine months ended September 30, 1998 and 1997, respectively. Fixed asset additions for the nine months ended September 30, 1998 related primarily to computer hardware and software. Additional amounts invested during the nine months ended September 30, 1998 included the purchase of a physician and physical therapy practice, a 51% interest in a joint venture and payments related to additional purchase price in accordance with the terms negotiated in connection with certain prior acquisitions. The total payments amounted to $319. For the nine months ended September 30, 1997, the Company paid $1,496 for the purchase of several physician practices and the investments in two joint ventures. The Company has an equity interest equal to or in excess of 51% in all joint ventures. As part of the Company's investment in a joint venture made during September 1998, the Company acquired $300,000 of accounts receivable.

  Finally, in the nine months ended September 30, 1998 and 1997, the Company utilized $672 and $552, respectively, towards the payment of long-term debt and other long-term obligations. The Company expects that its principal use of funds in the near future will be in connection with acquisitions, the formation of joint venture entities, the establishment of professional service agreements, working capital requirements, debt repayments and purchases of property and equipment. During November 1997, the Company entered into a financing arrangement with BankBoston, N.A. whereby it has access to two separate credit facilities. The first credit facility provides the Company with $2.5 million for working capital and acquisition needs. The second facility provides up to $4.5 million to be utilized by the Company's existing and future joint ventures. As of September 30, 1998, the Company's borrowings under the second facility were approximately $287. The borrowing base of the joint venture credit facility is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. Both facilities expire on September 30, 1999. In addition, in September 1998, the Company entered into a master lease agreement whereby it can borrow up to $500,000 related to fixed asset additions retroactive to January 1, 1998 and through June 30, 1999. The Company expects that the cash received as the result of the Merger, the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the credit facilities, the availability of its master lease agreements, and cash generated from operations will be adequate to provide working capital requirements and to fund debt repayments and to finance any necessary capital expenditures through December 31, 1998. However, the Company believes that the level of financial resources available to it is an important competitive factor. The Company will consider raising additional capital on an on-going basis as market factors permit and its needs suggest since additional capital may be necessary to fund acquisitions by the Company and the working capital needs of the Company.

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

  The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is currently anticipated that all reprogramming efforts will be completed by March 31, 1999, allowing adequate time for testing. A preliminary assessment has indicated that some of the Company's older personal computers and ancillary software programs may not be Year 2000 compatible. The Company intends to either replace or modify these computers and programs as part of its 1998 and 1999 fixed asset budget in conjunction with converting acquired centers to OH+R systems. The cost of this replacement is not currently expected to be material as the shelf life of the Company's personal computers is 3 to 5 years, and as a result historically each year approximately 25% of all personal computers are replaced or upgraded. All personal computers purchased in 1997 and through September 30, 1998 are Year 2000 compatible.

  The Company has also identified the following areas which may be impacted by the Year 2000 problem: reimbursement from its payors and medical equipment readings. The Company is obtaining confirmations from its primary payors, equipment manufacturers and vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

  Management is in the process of completing its assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate) as noted above, and subject to continued investigation of this issue, management does not believe that these costs will have a material effect on the Company's earnings at this time; although budget assessment efforts are still in process.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  Statements contained in this Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams and the Company's efforts to achieve Year 2000 compliance. Among the risks and uncertainties that may affect the Company's actual results are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions and working capital needs, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally, internal and/or third-party delays or failures in achieving Year 2000 compliance, and other risks described in this Quarterly Report on Form 10-Q and this Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of the Stockholders of the Company was held on July 23, 1998. At the Annual Meeting, the stockholders elected the sole nominee, Kevin
J. Dougherty, to the Board of Directors of the Company for a term that expires at the 2001 Annual Meeting of Stockholders. There were 1,291,294 votes for and 2,740 votes withheld from Mr. Dougherty. As of the date of the Annual Meeting, the continuing directors of the Company were John C. Garbarino and Angus M. Duthie, who are currently serving terms on the Board of Directors which expire at the 1999 Annual Meeting of Stockholders, and Edward L. Cahill and Donald W. Hughes, who are currently serving terms which expire at the 2000 Annual Meeting of Stockholders. Subsequent to the Annual Meeting, the Board of Directors appointed Frank H. Leone to fill a vacancy in the class of directors whose terms expire at the 2001 Annual Meeting of Stockholders and Steven Garfinkle to fill a vacancy in the class of directors whose terms expire at the 1999 Annual Meeting of Stockholders.

   At the Annual Meeting, the stockholders also approved the adoption of the Company's 1998 Stock Plan. There were 2,097,271 votes for, 10,551 votes against, 16,737 abstentions and 381,850 broker non-votes with respect to such adoption.


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K


   a.  EXHIBITS

     11.01  Statement re Computation of Per Share Earnings.*

     27.01  Financial Data Schedule.*

*Filed herewith

   a.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


Date: November 9, 1998

                                 EXHIBIT INDEX


  EXHIBIT
    NO.                       DESCRIPTION
  ------                      -----------

  11.01      Statement re Computation of Per Share Earnings.

  27.01      Financial Data Schedule.