Form 10-K
period 1998-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1999-03-30
CIK 887757

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended: December 31, 1998
                                      OR
[_]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 For the transition period from         to
     Commission file number: 0-21428

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
-------------------                                   ----------------------
       None                                               Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X]  NO [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 22, 1999 was $2,820,761.13 based on the closing price of $5.6875 per share. The number of shares outstanding of the registrant's Common Stock as of March 22, 1999 was 1,479,444.

================================================================================

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1998

                               Table of Contents

                                                                                                        PAGE
                                                                                                        ----
PART I

   Item 1.    Business.........................................................................           3

   Item 2.    Properties.......................................................................          15

   Item 3.    Legal Proceedings................................................................          15

   Item 4.    Submission of Matters to a Vote of Security Holders..............................          15


PART II

   Item 5.    Market of Registrants's Common Equity and Related Stockholder Matters............          16

   Item 6.    Selected Financial Data..........................................................          17

   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................          18

   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................          25

   Item 8.    Financial Statements and Supplementary Data......................................          25

   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.......................................................................          25

PART III

   Item 10.   Directors and Executive Officers of the Registrant...............................          26

   Item 11.   Executive Compensation...........................................................          30

   Item 12.   Security Ownership of Certain Beneficial Owners and Management...................          33

   Item 13.   Certain Relationships and Related Transactions...................................          36

PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................          37

   Index to Consolidated Financial Statements and Financial Statements Schedules...............         F-1

   Signatures .................................................................................         S-1
   Exhibit Index

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Occupational Health + Rehabilitation Inc (the "Company"), a leading provider of occupational health services, develops and operates multidisciplinary, outpatient healthcare services delivery sites and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company currently operates twenty-five occupational healthcare and related service centers in six states serving over 5,000 employers and also provides workplace health services at employer locations throughout the Northeast. The Company's centers provide high quality patient care and a high level of service, which in combination reduce workers' compensation costs for employers. The Company believes it is the leading provider of occupational health services in its established markets as a result of its commitment to quality care and service.

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

     The Company's treatment approach for work-related injuries and illnesses is based on documented, proprietary clinical protocols combining state-of-the-art medical, rehabilitation and case management services in an integrated system of care focused on addressing the needs of both employers and employees. Employers' costs are reduced, and their workers are back on the job more quickly compared to national averages. Employees receive better care, maintain a positive attitude and have a greatly reduced probability of developing chronic problems. Utilizing the OH+R System, which continues to evolve, occupational medicine physicians and other clinical staff associated with the Company have consistently generated substantial, documented savings as compared to national averages in both the lost work days and the medical costs associated with work-related injuries and illnesses.

     The Company's strategic plan is to expand its network of centers throughout the Northeast, principally through joint ventures, service agreements or other affiliations with health systems, acquisitions of occupational medicine and related services practices, and to continue expanding its workplace health programs. The Company currently has ten health system affiliations in place.

     The Company was incorporated in Delaware in 1988. On June 6, 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with and into (the "Merger") Telor Ophthalmic Pharmaceuticals, Inc. ("Telor"). Telor initially operated as an ophthalmic pharmaceutical company. Following the failure of its lead product candidate, Telor curtailed its research and development programs and sought a merger candidate. Pursuant to the terms of the Merger, Telor was the surviving corporation. Simultaneously with the Merger, however, Telor's name was changed to Occupational Health + Rehabilitation Inc, and the business of the surviving corporation was changed to the business of OH+R. The Merger was accounted for as a ''reverse acquisition'' whereby OH+R was deemed to have acquired Telor for financial reporting purposes.

     The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043, telephone number (781) 741-5175.

INDUSTRY OVERVIEW

     Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In 1996, workers' compensation costs in the U.S. were estimated at $121 billion according to the National Safety Council. Wage and productivity losses accounted for approximately 50% of these total costs. The primary occupational healthcare market, which includes primary care treatment of injuries and non-injury health care services such as prevention and compliance services (the "Primary Occupational Healthcare") , represented $10 billion of these costs. Although a small portion of these total costs, the Company believes Primary Occupational Healthcare is a critical determinant of other costs. Functioning as the gatekeeper, the primary occupational medicine physician greatly influences "down stream" medical costs, as well as, when an injured employee returns to work, thereby controlling lost work days.

     The rapid increase of workers' compensation costs nationally in past years has resulted in employers taking more active roles in preventing and managing workplace injuries. This typically includes the establishment of safety committees, emphasis on ergonomics in the workplace, drug testing and other efforts to reduce the number of injuries and the establishment of preferred provider relationships to ensure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated health care services to support these programs has been a key factor in the development of the occupational healthcare industry.

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

STRATEGY

     The Company's mission is to reduce the cost of work-related injuries and illnesses and other healthcare costs for employers and to improve the health status of employees through high-quality care and outstanding service. The Company's strategic objective is to develop a comprehensive regional network of occupational healthcare delivery sites and to expand its workplace health services to become the dominant occupational health provider in the Northeast.

     The Company intends to build its network of delivery sites through:

     . Joint ventures, service agreements or other contractual arrangements with health systems designed to augment provider's existing occupational health programs and to create networks of occupational health services throughout the health system and its affiliates.

     . Acquisitions of existing occupational medicine, physical therapy and other related services practices.

     .    Start-up of Company centers in strategic locations.

     . Strategic alliances with workers' compensation insurers, managed care companies, provider groups such as integrated delivery systems, group health insurers, and health maintenance organizations.

     Subsequent to an acquisition, joint venture or other contractual relationship, new centers are converted to the Company's practice model through implementation of the OH+R System. New services are added as required to provide the Company's full-service offering. Workplace health services are often delivered at employer locations within the service area of a center and are a natural extension of center operations. The Company's direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of workplace health opportunities not proximate to a center.

     The Company's operating strategy is based upon:

     . Integration of Services--Prevention and compliance services provide important baseline information to clinicians as well as knowledge of the work site, which make the treatment of subsequent injuries more effective. Close management and coordination of all aspects of an injured worker's care are essential to ensuring the earliest possible return to work. Management and coordination are difficult, if not impossible, when clinicians are not working within an integrated system. Such a system significantly reduces the number of communications required for a given case and eases the coordination effort, while enhancing the quality of care and patient convenience.

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

     . "At Risk" Reimbursement--The Company believes that case rates, capitation and eventually outcome-based reimbursement will become more prevalent in workers' compensation. The Company offers case rates, capped fee-for-service programs and other innovative pricing programs, which differentiate the Company from its competitors. The Company believes its outcome data and management information systems enable it to properly price and manage ''at risk'' reimbursement programs, enhancing the Company's profitability while providing increased accountability for results to client employers.

SERVICES

     The Company's services address the diverse healthcare needs and challenges faced by employers in the workplace. Specializing in the prevention, treatment and management of work-related injuries and illnesses, the Company is able to meet the needs of single site, regional multi-site or national employers. The Company's services are delivered in a variety of venues including the Company's full service centers, in the workplace or through contract arrangements with providers or hospitals affiliated with its health system partners.

     The Company's full service centers are typically staffed with multi-disciplinary teams, including physicians, physician assistants, nurse practitioners, nurses, physical and occupational therapists, as well as a
manager, a client relations director, and support personnel.   Each center also
has specialists such as orthopedists and physiatrists on staff or has established relationships with local specialty physicians who have compatible treatment philosophies.

     In support of both center operations and workplace health initiatives, the Company also provides an after-hours program to coordinate second and third shift injuries through local emergency departments. This program ensures that the injured employee is referred back into the Company's organized system of care to assure continuity of care.

     The Company's Medical Policy Board is the focal point for maintaining and enhancing the Company's reputation for clinical excellence. The Medical Policy Board is comprised of physicians who are associated with the Company and who are established, recognized leaders in occupational healthcare. The Medical Policy Board oversees the establishment of "best practice" standards, the development of clinical protocols and quality assurance programs, and the recruitment and training of clinical personnel.

Specific services provided by the Company include:

Prevention/Compliance:

     A safe work environment is a critical factor impacting costs associated with work-related injuries and illnesses. To optimize workplace safety and productivity, the Company offers a full array of services designed to prevent injuries before they occur and to meet regulatory compliance requirements. The expertise and experience of the Company's occupational health specialists differentiate the Company's prevention and compliance services. Through treating work-related injuries, the Company's clinicians gain significant insights into employers' safety issues thereby improving the efficacy of prevention programs. The Company's expertise in health and safety regulatory matters provides employers with a critical resource to assist them in addressing increasingly complex federal and state regulations.

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

Treatment/Management:

     Where an injured worker receives initial treatment for a work-related injury or illness is critical to the eventual outcome of the case. The urgent care provider is the medical gatekeeper and single most important player in controlling case cost. When the Company acts as the gatekeeper, whether in a Company center, in the workplace, or through its network providers, it controls the cost of treatment provided plus the costs of specialist and ancillary services by ensuring that referrals are appropriate and required. The Company's prevention/compliance efforts provide an in-depth understanding of the workplace and the workforce facilitating optimal treatment plans and early return to work. Lost work days are minimized when care is controlled and effectively coordinated.

     The Company's treatment protocols, which have been demonstrated to be effective through outcome studies documenting reduced medical costs and fewer lost work days, are based on a sports medicine philosophy of early intervention and aggressive treatment to maximize a patient's recovery while minimizing the ultimate costs associated with the case.

     As part of the Company's injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker's care. This includes referrals to specialists who are part of a network of physicians who understand workers' compensation and the special requirements of treating work-related injuries. Within a typical Company full service center, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan thus eliminating "system delays" (i.e., time lost as patients deal with several, unrelated providers).

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

Consulting/Advisory Services

     Based on its depth of occupational medicine expertise, the Company provides a variety of consulting/advisory services for clients as follows:

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

     To continually ensure and monitor the effectiveness of the services provided by the Company, the Company regularly compares its outcome results against national benchmarks and individual employer statistics. In comparison to national statistics reported by the National Council on Compensation Insurance and the National Safety Council in 1996, the Company has demonstrated significant savings in medical and indemnity costs. The Company's most recent studies in 1997 indicate that average medical costs per case is approximately $466 as compared to a national average of $2,528. In addition, on average only approximately 5% of the cases treated at Company centers result in lost work days (LWDs) while national averages indicate that 18% of all cases result in LWDs. Further, the Company's average was approximately 7 lost work days for each LWD case it treated as compared to 22 days nationally.


FUTURE SERVICE OFFERINGS

     The Company is also developing programs in other markets in which its core competencies are relevant. For example, many states are implementing legislation providing premium discounts on auto insurance for consumers agreeing to use specified preferred provider networks if they are injured in an accident. The Company's expertise in treating and managing work-related musculoskeletal injuries within the medicolegal environment of workers' compensation may position it to address the high costs of auto injuries. Further, as the acceptance of alternative medicine disciplines continues to increase throughout the United States, the Company is exploring the feasibility of introducing such approaches to the OH+R System.

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

AGREEMENTS WITH MEDICAL PROVIDERS

     Medical and other professional services at the Company's centers are provided through independently organized professional corporations (collectively, the "Medical Providers") that enter into management agreements with the Company or its affiliated joint ventures, which subcontract with the Company. The Company provides a wide array of business services under these management and submanagement agreements, such as providing personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, sales, marketing and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers under the direction of the Medical Providers provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company's service mark "Occupational Health + Rehabilitation." The management agreements typically have automatically renewing terms and specific termination rights. Management fees payable to the Company vary depending upon the particular circumstances and applicable legal requirements. These fees may include an assignment of certain accounts receivable, an allocation of a certain portion of net revenue or a flat fee for each service provided by the Company.

EXPANSION PLAN

     The Company's objective is to build a comprehensive regional occupational health system with full-service occupational health centers, workplace health sites and a variety of network providers typically affiliated with the Company's health system partners. Forming ventures, alliances and other contractual relationships with hospitals and health systems in markets in which the Company operates is a key strategy for the Company. The Company's management team is comprised of healthcare executives who are experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of center and workplace health operations, facilitates effective assimilation of new operations. The Company believes that occupational health services, like all other segments of the healthcare industry, will feel the pressure of managed care and other cost containment efforts from employers. These pressures and the expected continuance of regulatory complexities in the workers' compensation and health and safety systems will cause a need, in the Company's opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations such as the Company that specialize in occupational health. Because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

HOSPITAL JOINT VENTURES, AFFILIATIONS AND SERVICE AGREEMENTS

     The Company's intended principal method of expansion is entering into joint ventures, affiliations, service agreements or other contractual arrangements with health systems to develop and operate comprehensive occupational health programs based upon network delivery sites including full-service centers, satellite locations and/or network providers based upon market opportunities. There are approximately 1,500 hospital-based occupational health programs in the United States, approximately 300 of which are in the New England and Middle Atlantic states.

     Most hospital occupational health programs have developed by default. Employers and injured employees have naturally looked to the local hospital for treatment of work-related injuries. In addition, as OSHA and other safety and health regulations came into existence, hospitals again were the logical, and often only, place for employers to turn for service. The majority of the occupational health services offered by hospitals are delivered by functional departments where occupational health is a small percentage of the services rendered. Management of care, employer communications and, ultimately, successful outcomes are extremely difficult to accomplish. Therefore, many health systems are looking to acknowledged experts in the field such as the Company for effective outsourcing of their hospital-based occupational health programs.

By affiliating or contracting with the Company, health systems benefit from:

     .    The OH+R System--a proven clinical and operating system

     . The Company's expertise in sales and marketing to increase market share, occupation health revenues and referrals for other health system services

     .    Access to the Company's regional network of multi-location clients

     . The Company's expertise in profitably delivering high quality care and outstanding service at the center level

     . Enhanced relationships with employers, many of whom are becoming directly involved in contracting with health systems to provide health care for their employees

     . The Company's entrepreneurial work environment that provides incentives for performance

     .    Minimizing capital requirements

     Health system relationships allow the Company to leverage the name and position of the institution within a community to ease market entry and expedite building market share. In addition, as healthcare reform continues, integrated healthcare delivery systems are expected to develop around networks of hospitals. Employers will contract with these systems to provide for all the healthcare needs of their employees, including the prevention and treatment of work-related injuries and illnesses. It is strategically important for the Company to have links to these systems to be well-positioned to become the occupational health provider for a system.

     At the end of 1996, the Company had hospital joint ventures in effect with a member of the Care Group System, New England Baptist Hospital in Boston, Massachusetts, and a member of the Central Maine Health System, Central Maine Medical Center in Lewiston, Maine. During 1997, joint ventures with Maine Health System, the parent company of Maine Medical Center in Portland, Maine, and the Care New England Health System in Warwick, Rhode Island were consummated. In both of these cases, existing hospital-owned occupational health centers were combined with existing OH+R centers. The combined Maine Medical Center/OH+R center is now the dominant occupational healthcare provider in the Portland area. The Care New England Health System network, includes three hospitals located in the Providence, Rhode Island area. The combined Care New England/OH+R center is now the dominant occupational healthcare provider in the Warwick, Rhode Island area.

     Additionally in 1997, the Company entered into a strategic relationship with Eastern Maine Health Care ("EMH"), the parent of Eastern Maine Medical Center in Bangor, Maine. Eastern Maine Medical Center is a 348 bed general medical and surgical hospital in Bangor that provides tertiary care throughout Northern Maine. Through an exclusive affiliation with EMH and related parties, the Company provides comprehensive occupational health services to employers and their employees in Northern and Eastern Maine.

     During 1998, the Company continued to expand its strategic relationships with hospital systems through the establishment of joint ventures, service agreements, clinical affiliations and other contractual arrangements involving the delivery of occupational health services. These relationships included the formation of a joint venture with Baystate Health Systems in Springfield, Massachusetts, the establishment of a clinical coordination arrangement with Southern New Hampshire Medical Center of Nashua, New Hampshire, the provision of workplace health services in eastern Massachusetts in concert with the Lahey Clinic of Burlington, Massachusetts, an agreement to manage and administer the occupational health services of Western Maine Health's Stephens Memorial Hospital located in Norway, Maine and an agreement to provide certain healthcare practice services to Northern Cumberland Memorial Hospital located in Bridgton, Maine. Baystate Health Systems is the largest health care delivery system in Western Massachusetts. It is the parent company of four hospitals located in Western Massachusetts. Southern New Hampshire Medical Center is a 188-bed health care facility providing a wide range of health services and programs throughout southern New Hampshire and is academically affiliated with Dartmouth Medical School. Lahey Clinic is a group practice of approximately 500 physicians, which provides primary and specialty care at three hospitals and community-based practices in 37 towns throughout eastern Massachusetts. Western Maine Health, anchored by Stephens Memorial Hospital is the premier hospital in Western Maine. Northern Cumberland Memorial Hospital is a member of the Central Maine Medical Center Health System, and services 20 surrounding Maine communities and the Mount Washington region of New Hampshire.

     The Company is continuously exploring other potential health system affiliations throughout the Northeast. Typically under these affiliations, the Company provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company's personnel costs and other expenses incurred. Further, in a typical joint venture scenario, the Company will also own 51% or more of the occupational health entity with the health system owning the remainder.

ACQUISITIONS, STRATEGIC ALLIANCES AND SELECTIVE START-UPS

     By acquiring private practices that perform occupational medicine, physical therapy or related services, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians which can complement the Company's direct marketing to employers. Alternatively, occupational medicine practices including medical consulting practices focused on occupational and environmental health issues have established relationships with employers to whom the Company's more comprehensive services may be provided. Finally, related service practices, such as primary care and sports medicine can often be expanded by implementing the OH+R System to service the occupational medicine needs of employers as well as offer an expanded array of services to the injured worker.

     During 1997, the Company continued to implement its acquisition strategy through its purchases of Immediate Care Health Center ("ICHC"), Business Health Management ("BHM"), New England Health Center ("NEHC") and Occupational Medical Services ("OMS"). ICHC is a leading provider of occupational medicine and urgent care services in the Burlington, Vermont area. BHM provides medical consulting services regarding occupational and environmental health issues, workplace medical services, medical surveillance programs, and drug testing programs. BHM's client list includes various Fortune 500 employers. NEHC provides a broad array of occupational medicine services and is a leading occupational medicine provider northwest of Boston, Massachusetts, servicing hundreds of employer and governmental clients. OMS, the Company's first acquisition in New York, is a leading medical practice in Albany specializing in occupational medicine. OMS serves a client base of more than 250 employers representing a broad cross section of industries throughout the Capital District Region.

     In 1998, the Company continued to further implement its acquisition strategy and expansion of its related services platform through its purchase of Sports Medicine Systems, Inc ("SMS") and Southern New Hampshire Medical Center's Occupational Health Center ("OHC"). As a result of the SMS acquisition, the Company manages two practices that provide orthopedics, podiatry, physiatry, physical therapy, and athletic training services in Boston and Brookline, Massachusetts. The Company believes that this will enable the Company to provide its clients with an internal resource for specialty orthopedic referrals as well as offer their employees specialty care services for non-workers' compensation cases. Following the closing of the acquisition, SMS' Boston practice was promptly relocated into the Company's already existing location in Boston producing immediate economies and synergies. OHC consists of four centers located in Bedford, Concord, Milford and Nashua, New Hampshire, which provide comprehensive occupational health services, including urgent care treatment and prevention/compliance services such as medical surveillance programs, pre-placement physicals, respirator programs, and drug and alcohol testing. OHC has been a prominent provider of occupational health services in southern New Hampshire for over a decade, serving a client base of more than 2,000 employers and representing a broad cross section of industries throughout its service area.

     In the first quarter of 1999, the Company continued to implement its acquisition and expansion of services strategy with its purchase of certain assets of Return To Work, Inc. ("RTW") located in Springfield, Massachusetts and a NovaCare, Inc. owned facility in Londonderry, New Hampshire ("NovaCare New Hampshire"). RTW is a physical therapy practice that has been merged into the Company's joint venture with Baystate Health System. The incorporation of this acquisition will allow the Springfield center to realize the Company's standard integrated services model. NovaCare New Hampshire is a newly designed occupational health center, located just outside of Manchester, New Hampshire. The center provides a broad range of occupational health services, including urgent care treatment and rehabilitation for work-related injuries, and prevention/compliance services such as medical surveillance programs, pre-placement physicals, respirator programs, and drug and alcohol testing. In a move to create efficiencies and synergies, the Company will merge and relocate its Bedford, New Hampshire center into this site in late March 1999, so that the Company can effectively serve the greater Manchester, New Hampshire marketplace.

     The Company will also consider establishing start-up centers when appropriate and in a cost effective manner. This approach is most suitable for geographic areas proximate to existing Company centers or where a large source of patients can be assured through arrangements with large employers and third party administrators. Often start-ups can be developed in concert with a local provider enabling the Company to minimize its investments particularly during the site's early growth phase. Consistent with this approach, in the third quarter of 1998, the Company began to offer certain occupational health services in St. Albans, Vermont in concert with a local physical therapy provider.

The Company will continue to explore similar opportunities throughout its marketplace when conditions warrant such an approach.


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

     OccuSystems, Inc., which held that it was the nation's largest physician practice management company focusing on occupational healthcare merged with CRA Managed Care, Inc in 1997 to form Concentra Managed Care, Inc. The Company further understands that other large and diversified national healthcare companies including HEALTHSOUTH Corporation and NovaCare, Inc. have begun to offer occupational health services in certain locations. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which the Company currently operates and many of the other markets it is exploring in the Northeast, there can be no assurance that these competitors will not establish such services in these markets. These companies are larger than the Company and have greater financial resources.

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

 Corporate Practice of Medicine and Other Laws

     Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals and prohibit physicians and other licensed individuals from splitting professional fees with non-licensed persons. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to non-physicians exercising control over physicians engaged in the practice of medicine. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or making expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs.

     Laws and regulations relating to the corporate practice of medicine, the sharing of professional fees, certificates of need and similar issues vary widely from state to state, are often vague and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and believes that its operations and planned activities do not violate any applicable medical practice, fee-splitting, certificates of need or similar laws, there can be no assurance that (i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business. In addition, the laws and regulations of some states could restrict expansion of the Company's operations into those states.

 Fraud and Abuse Laws

     A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or state health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of certain "designated medical services''; some of which are provided by the Medical Providers that engage the Company's management services.

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

 Antitrust Laws

     Federal, and many state, laws prohibit anti-competitive conduct, including price fixing, improper exercise of monopoly power, concerted refusals to deal and division of markets. Violations of the Sherman Act, the primary federal antitrust statute, are felonies punishable by significant fines. While the Company believes that it is in compliance with relevant antitrust laws, no assurance can be given that the Company's business practices will be interpreted by federal and state enforcement agencies to comply with such laws, and any violation of such laws could have a material adverse effect on the Company and its business.

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

     Other changes in the healthcare environment may result from an Internal Revenue Service ruling related to whole-hospital joint ventures with tax-exempt organizations. The Company currently has no reason to believe that this specific ruling will be extended to joint ventures concerning ancillary services such as occupational health for tax-exempt hospitals; however, if so extended, the Company's structure for joint ventures with tax-exempt hospitals may differ from the Company's typical model so as not to jeopardize the tax-exempt status of these hospitals.

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

EMPLOYEES

     As of February 19, 1999, the Company employed 393 individuals on a full and part-time basis. The total licensed or clinical professionals contracted or associated with the Company are 210, including physicians, physician assistants, nurses, nurse practitioners, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the uncertainty associated with and the potential impact of Year 2000 issues, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

     The Company rents approximately 5,250 square feet of office space for its corporate offices in Hingham, Massachusetts, and is currently investigating the possibility of adding approximately 1,700 square feet of additional office space during the second quarter of 1999.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1998, there were no matters submitted to a vote of security holders.

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

                                               HIGH      LOW
                                              -------  --------
          Quarter ended March 31, 1997......  $ 7 1/2  $      5
          Quarter ended June 30, 1997.......    4 3/4     2 1/2
          Quarter ended September 30, 1997..   5 3/16     2 1/4
          Quarter ended December 31, 1997...    5 1/2     2 7/8
          Quarter ended March 31, 1998......    4 1/4   2 15/16
          Quarter ended June 30, 1998.......        5    3 7/16
          Quarter ended September 30, 1998..    7 1/2     4 3/4
          Quarter ended December 31, 1998...    6 1/2         3

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 9, 1999, there were approximately 69 holders of record of the Company's Common Stock.

     The Company must comply with continuing listing standards for continued inclusion on the Nasdaq SmallCap Market, including the maintenance of a minimum of two active market makers for its Common Stock. The Company does not currently have two such active market makers although it is actively seeking additional market makers. If the Company cannot demonstrate compliance with the minimum market maker requirement by April 30, 1999, it will likely be delisted from the Nasdaq SmallCap Market. If the Company were to be delisted from the Nasdaq SmallCap Market, trading, if any, in the Common Stock will be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Common Stock, and the cumulative effect of the same could cause a decline in the market price of the Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. In addition, the consent of holders of the members of the Board of Directors nominated solely by the holders of Series A Convertible Preferred Stock is required before any dividends (other than dividends payable in Common Stock) may be declared and paid upon or set aside for the Common Stock of the Company in any year. Further, dividends will be payable on the shares of Series A Convertible Preferred Stock when and if declared by the Board of Directors after November 5, 1999 and will thereafter accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. Finally, compliance with various financial covenants imposed by one of the Company's lenders could limit the Company's ability to pay dividends.

     The transfer agent and registrar for the Company's Common Stock is Boston EquiServe, L.P.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below with respect to the years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from financial statements not included herein. Due to the "reverse acquisition" accounting treatment of the Merger, the data for periods prior to the Merger represent the financial results of OH+R rather than Telor. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

                                                                      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                   1998        1997        1996        1995        1994
                                                                  ------      ------      ------      ------      ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                                         $  23,083   $  18,307    $   9,041   $  5,835    $  2,584
Expenses:
 Operating                                                         19,970      17,209        9,063      6,407       2,618
 General and administrative                                         3,035       2,590        1,570      1,102       1,139
 Depreciation amortization                                            759         658          449        365         222
                                                                ----------------------------------------------------------
                                                                   23,764      20,457       11,082      7,874       3,979
                                                                ----------------------------------------------------------
                                                                     (681)     (2,150)      (2,041)    (2,039)     (1,395)

Nonoperating gains (losses):
 Interest income                                                      171         334          135         38          38
 Interest expense                                                    (179)       (248)        (252)       (97)        (53)
 Minority interest in net (profits) losses of
   subsidiaries                                                      (318)        183          308        322
 Gain on disposition of investment                                                217
                                                                ----------------------------------------------------------
Loss before income taxes and cumulative
   effect of a change in accounting principle                      (1,007)     (1,664)      (1,850)    (1,776)     (1,410)
 Income Taxes                                                           0           0            0          0           0
                                                                ----------------------------------------------------------
Loss before cumulative effect of a change
   in accounting principle                                         (1,007)     (1,664)      (1,850)    (1,776)     (1,410)
Cumulative effect of change in accounting
   principle                                                         (155)
                                                                ----------------------------------------------------------
Net loss                                                        $  (1,162)  $  (1,664)   $  (1,850)  $ (1,776)   $ (1,410)
                                                                ==========================================================
Net loss available to common
   shareholders                                                 $  (1,177)  $  (1,681)   $  (1,850)  $ (1,776)   $ (1,410)
                                                                ==========================================================
Loss before cumulative effect of a change
   in accounting principle                                      $   (0.69)  $   (1.07)   $   (1.64)  $  (2.69)   $  (2.68)
Cumulative effect of change in accounting
   principle                                                        (0.11)
                                                                ----------------------------------------------------------
Net loss per common share                                       $   (0.80)  $   (1.07)   $   (1.64)  $  (2.69)   $  (2.68)
                                                                ==========================================================

Weighted average common shares
   outstanding                                                  1,479,141   1,573,471    1,129,611    661,306     526,685
                                                                ==========================================================

                                                                           DECEMBER 31,

CONSOLIDATED BALANCE SHEET DATA:                     1998        1997         1996          1995         1994
                                                     ----        ----        -----          ----         ----
Working capital (deficit)                         $  3,694     $  5,197    $  8,846      $  (340)    $  1,217
Total assets                                        14,479       14,573      15,476        4,249        3,505
Long-term debt less, current portion                 1,116        1,386         746        1,161          670
Redeemable convertible preferred stock               8,455        8,440       8,423        7,179        6,019
Stockholder's equity (deficit)                         581        1,757       3,415       (6,187)      (3,851)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company specializes in occupational health care throughout the Northeastern United States. The Company develops and operates multidisciplinary outpatient healthcare centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers typically under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with hospital related organizations to provide management and related services to the centers established by the joint ventures.

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

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1998     1997      1996
                                                      ----     ----      ----
     Total revenue................................   100.0%   100.0%    100.0%
     Operating....................................   (86.5)   (94.0)   (100.2)
     General and administrative...................   (13.1)   (14.2)    (17.4)
     Depreciation and amortization................    (3.3)    (3.6)     (5.0)
     Interest income..............................     0.7      1.9       1.5
     Interest expense.............................    (0.8)    (1.4)     (2.8)
     Minority interest in net (profits) losses
       of subsidiaries............................    (1.4)     1.0       3.4
     Gain on disposition of investment............      --      1.2        --
     Cumulative effect of change in accounting
       principle..................................    (0.7)      --        --
                                                     ------------------------

     Net loss.....................................    (5.1)%   (9.1)%   (20.5)%
                                                     ========================

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

Years Ended December 31, 1998 and 1997
--------------------------------------

Revenue

     Revenue increased 26.1% to approximately $23,083 in 1998 from approximately $18,307 in 1997. Of the approximately $4,776 increase in revenue in 1998 compared to 1997, approximately $5,205 was attributable to centers owned at the end of 1997, and $2,955 was attributable to centers acquired or brought on line in 1998. These amounts were offset by $3,384 of revenue which related primarily to the Company's share of a partnership in which the Company sold its interest on December 31, 1997.


Operating, General  and Administrative Expenses

     Operating expenses increased 16.0% to approximately $19,970 in 1998 from approximately $17,209 in 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, however, operating expenses declined by approximately 7.5% to 86.5% in 1998 from 94.0% in 1997. The centers, in aggregate, improved their profitability in 1998 as individual centers continued to achieve improved critical mass in terms of volume.

     General and administrative expenses increased 17.2% to approximately $3,035 in 1998 from $2,590 in 1997. As a percentage of revenue, general and administrative expenses declined by approximately 1.1% to 13.1% in 1998 from 14.2% in 1997. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, general and administrative costs will continue to decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 15.3% to approximately $759 in 1998 from approximately $658 in 1997. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions. As a percentage of revenue, depreciation and amortization was 3.3% in 1998 compared to 3.6% in 1997. The 1998 amount is reflective of the change in accounting principle noted below which was adopted as of January 1, 1998.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 48.8% to approximately $171 in 1998 from $334 in 1997. The decrease was related to the Company's having less cash available to invest in 1998 as compared to 1997, since the Company has continued to utilize cash for acquisitions and other general corporate needs.

Interest Expense

     Interest expense decreased to approximately $179 in 1998 from approximately $248 in 1997. The decrease was due to the Company utilizing its existing cash to meet acquisition and other general corporate needs versus borrowing on its available lines of credit. As a percentage of total revenue, interest expense was 0.8% in 1998 and 1.4% in 1997.

Minority Interest

     Minority interest represents the share of (profits) and losses of certain joint venture investors with the

Company. In 1998, the minority interest in net profits of subsidiaries was approximately $318 as compared to the minority interest in net losses of subsidiaries of approximately $183 in 1997. During 1998, the financial performance of the joint venture centers continued to improve compared to the prior year.

Cumulative Effect of Change in Accounting Principle

     The Company adopted the provisions of Statement of Position 98-5, Reporting the Costs of Start-Up Activities, (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred in its financial statement for the year ended December 31, 1998. Prior to 1998, the Company capitalized its preopening costs in connection with new centers and its costs associated with new product lines. The Company adopted SOP 98-5 on December 31, 1998 retroactively to January, 1, 1998. The effect of the adoption of SOP 98-5 was a charge of $155 to expense costs that had been capitalized prior to January 1, 1998.


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

Minority Interest

     Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 1997, the minority interest in net losses of subsidiaries was $183 compared to $308 for 1996 as the joint venture centers operating performance improved.

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


SEASONALITY

     The Company is subject to the natural seasonal swing that impacts the various employers and employees it serves. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the effect of these swings and provide services aimed to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of seasonality. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods, since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions in the Northeast. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14 million, including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8.4 million, net of expenses. During 1996, the Company received approximately $3.8 million from the sale of certain accounts receivable. At December 31, 1998, the Company had $3.7 million in working capital, a decrease of $1.5 million from December 31, 1997. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of December 31, 1998 consisted of (i) cash and cash equivalents aggregating approximately $1.6 million and (ii) accounts and notes receivable of approximately $5.4 million.

     Net cash used in operating activities by the Company in 1998 was approximately $195 as compared to approximately $2,996 for 1997 and $2,696 for 1996. During these years, the primary uses of cash were the funding of working capital in centers in early stages of development or centers which were recently acquired and to fund Company operating losses. In addition, during 1996 the Company also funded certain expenses related to the Merger. During 1997 the Company also provided funding for working capital for certain centers where an accounts receivable financing agreement was terminated and for expenses relating to opening a new location during the fourth quarter. The operating losses cited above were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital. Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses.

     Net cash used (provided) by investing activities was $1,561, $1,192 and $(2,758) in 1998, 1997 and 1996, respectively. The Company's investing activities in 1998 include a contribution to a joint venture, the acquisition of four free standing occupational medical centers and a physician and physical therapy practice with an aggregate cash outlay of $469. The Company's investing activities in 1997 included the purchase of physician practices and investments in joint ventures with an aggregate cash outlay of $1,375. The Company has an equity interest equal to or in excess of 51% in all joint ventures. During 1996, the Company's investing activities included the Merger pursuant to which the Company received approximately $4.5 million of cash. This amount was used to fund the $892 acquisition of an ambulatory care facility and a rehabilitation business. Additional investing activities included the use of $484, $381, and $286 in 1998, 1997 and 1996 respectively, for costs in excess of purchase price for certain acquisitions and fixed asset additions of $608, $458 and $130 in 1998, 1997, and 1996, respectively. Fixed asset additions for 1998 related primarily to computer related costs and the renovation of two existing centers while 1997 included primarily the buildout of a new center as well as computer equipment. In 1997, approximately $345 of cash that had been pledged for certain letters of credit in 1996 was released. The Company also received $702 in cash from the sale of its interest in a partnership net of a gain of $50 on the transaction in 1997.

     Net cash used (provided) by financing activities was $862, $248 and $(8,185) in 1998, 1997 and 1996, respectively. The Company used funds of approximately $917, $596, and $746 in 1998, 1997 and 1996 respectively, for the payment of long-term and other current obligations. In 1997, the Company received approximately $331 from interest bearing working capital loans from joint venture partners. In 1996, cash of $8.0 million net, was provided by financing activities primarily as a result of a sale of preferred stock through a private placement. Also, the Company received advances of $300 under a bank line of credit and $200 in other short-term loans in 1996.

     The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment and possibly the payment of dividends on the Company's Series A Convertible Preferred Stock, when and if declared by the Board of Directors, after November 5, 1999. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments.

     During November of 1997, the Company entered into a financing arrangement with BankBoston, N.A. whereby it has access to two separate credit facilities. The first credit facility provided the Company with $2.5 million for working capital and acquisition needs (the "Company Line"). The second facility provided up to $4.5 million to be utilized by the Company's existing and future joint ventures (the "JV Line"). During December of 1998, the allocation of the $7,000 aggregate credit facility was changed to provide $5,000 for the Company Line and $2,000 for the JV Line. The borrowing base for the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. In addition, during 1998 the Company secured a $500 Master Lease Agreement from BancBoston Leasing, as well as received a commitment for an increase in such line to $2,000 (the "Lease Line"). The Company closed on the additional Lease Line during the first quarter of 1999. The Lease Line and the credit facilities expire on December 31, 1999. The credit facilities and the Lease Line had an outstanding balance of $287 as of December 31, 1998.

     The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the previously mentioned credit facilities and line, and cash generated from operations will be adequate through December 31, 1999 to provide working capital, fund debt repayments, to finance any necessary capital expenditures, and to fund the 1999 portion of the above referenced dividend payments, if any. However, the Company believes that the level of financial resources available to it is an important competitive factor and it will seek refinancing opportunities, as well as further financings during the 1999 fiscal year in anticipation of the maturity of the credit facilities and the Company's future needs during subsequent fiscal years. The Company will also consider raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund acquisitions by the Company.

Impact of Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether information technology and non-information technology systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company presently expects that its core operations and essential functions will be ready for the Year 2000 transition. The Company has formed a Year 2000 committee (the "Y2K Committee") to provide a centralized management function for the entire organization. The Y2K Committee was formally organized in June 1998 and is comprised of members from various functional groups within the Company including operations, information services, finance and legal. The Y2K Committee's mission is to lead and assist the Company in identifying, addressing and monitoring the Company's year 2000 readiness.

     The Y2K Committee has addressed the Year 2000 problem by creating a plan that was developed by using a bottom-up planning approach. The plan includes both global goals and specific analysis of potential problem areas. From a global perspective, the plan involves six steps - awareness, assessment, testing, remediation, implementation and monitoring. The specific analysis phase includes focus on (a) critical computer hardware and software applications that are internally maintained; (b) critical computer hardware and software applications that are maintained by third-party vendors; (c) non-critical applications regardless of maintenance responsibility; (d) hardware generally;
(e) medical equipment with embedded applications; and (f) computer applications of the Company's significant payors and suppliers. The Company is utilizing principally internal resources to identify, correct or reprogram, and test its systems for Year 2000 compliance, however, it has and it will continue to utilize external resources when it deems it appropriate.

     The Company has completed the awareness portion of its plan and substantially completed the assessment step. As a result of these two phases in the plan, the Company has identified certain critical computer applications. Critical computer applications are deemed to be those which are fundamental to the Company's core business mission, the failure of which would have a significant adverse impact on the Company. The Company has currently identified both its practice management system and its general ledger software applications as being critical. The Company has determined that its clinical applications are not considered critical since to the extent any of these applications are computer based, manual systems are appropriately available.

     Thus, with regards to these areas, the Company has proceeded to the testing, remediation and implementation phase. The Company completed its review and testing of its practice management system during the first quarter of 1999. These tests indicated that existing software issues relevant to the Year 2000 problem could be corrected appropriately by utilizing so-called "patches" provided by the software vendor. Implementation of these "patches" has begun where necessary. Further, the Company has completed a number of acquisitions and joint ventures in recent years and some of the information systems associated with these entities have not been fully integrated with the Company's information systems. As the Company continues to grow, its capital budget for the fiscal year-ended December 31, 1999 is designed to convert these acquired systems to Year 2000 ready programs. The Y2K Committee has reviewed the implementation of the 1999 capital budget and has organized the schedule to assure that any existing non-compliant systems not susceptible to correction by a patch are completed by the end of the third quarter of 1999. Since acquisitions and other development transactions are expected to continue throughout 1999 and beyond the Year 2000, the Company has established systems and protocols to assure the timely conversion of information systems acquired in future transactions so that any adverse impacts are minimized.

     During the third and fourth quarters of 1998, the Company began to implement a conversion and upgrade of its general ledger system to address the demands placed upon the existing systems due to the Company's continued growth. In connection with this conversion process, the Company believes that it has received appropriate warranties and assurances from its vendors that these systems will be Year 2000 compliant.

     An assessment of the Company's hardware indicates that certain equipment is not Year 2000 compliant. The cost of this replacement is not expected to be material as the shelf life of the Company's personal computers is 3-5 years and as a result historically each year approximately 25% of all personal computers are replaced or upgraded. The Company believes all personal computers purchased in 1997 and 1998 are Year 2000 compliant and expects that the same will continue for the fiscal year ending December 31, 1999.

     The Company has not completed its review of embedded applications that control certain medical and other equipment. The Company expects to complete this review during the second quarter of 1999. The nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business. In particular, the Company has focused on reviewing and testing those applications the failure of which would be likely to cause a significant risk of either producing inaccurate information regarding a patient's risk of illness or injury or causing death or serious injury to patients under treatment in the Company's facilities. The Company believes that, because of the types of services it primarily provides and the nature of its patient population, there is a minimum likelihood of death or serious injury occurring because of the failure of an embedded application. The

Company expects to complete its review of this area during the third quarter of 1999 and to implement solutions based on its findings. The current estimated costs for equipment to be potentially replaced as a result of this review is approximately $50,000. The Company has included this estimate in its 1999 capital budget referenced below.

     The Company has sent inquiries to its significant equipment and medical suppliers concerning the Year 2000 compliance of their significant computer applications. Responses have been received from approximately 50% of those suppliers solicited. Although a review of these responses is still in process, no significant problems have yet been identified. Second requests are expected to be mailed to all non-respondents during the second quarter of 1999.

     During the third and fourth quarters of 1998 the Company sent inquiries to its significant third-party payors. The Company's third-party payors are a highly diffuse group and involves a class of several thousand parties. For the purposes of these initial inquiries sent in 1998 "significant" was deemed to mean a payor that represented $5,000 to $10,000 in revenue generation during the last twelve months depending on a center's revenue size. Although several hundred responses to those 1998 inquiries have been received to date and are still forthcoming and no serious payor issues have yet to be identified, the Company intends to narrow its focus during the second quarter of 1999 to a higher dollar revenue generating class. This narrower class not only will receive additional written inquiries if necessary, but will also be interviewed by telephone, if the Company deems it appropriate, as to their Year 2000 capabilities. Since the Company's revenues are derived from reimbursement by governmental and private third-party payors, it is obvious that the Company is dependent upon such payors' evaluation of their own Year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

     As noted above, the Company is executing the Year 2000 plan primarily with existing internal resources. The Company does not separately track the internal costs associated with the Year 2000 plan; however, the principal costs are related to payroll and the associated benefits for its information services group. Year 2000 remediation costs are incorporated into the Company's general capital budget for the fiscal year-ended 1999. The overall capital budget for 1999 is approximately $1,000,000. The costs included in this capital budget involving remediation of Year 2000 issues are not currently expected to be material to the results of operations or the financial condition of the Company.

     Since to date the Company has been focusing on the conversion and replacement of critical non-compliant systems, it has not yet developed contingency plans for potential interruptions. The Company anticipates developing such contingency plans during the second and third quarters of fiscal 1999.

     Guidance from the Securities and Exchange Commission requires the Company to describe its "reasonably likely worst case scenario" in connection with Year 2000 issues. As discussed above, while there is always the potential risk of serious injury or death resulting from a failure of embedded applications in medical and other equipment used by the Company, the Company does not believe that such events are reasonably likely to occur. The Company believes that the most reasonably likely worst case to which it would be exposed is that, notwithstanding the Company's attempts to obtain year 2000 compliance assurance from third-party payors, there is a material failure in such payors' systems, which prevents or substantially delays reimbursement to the Company for its services. In such event, the Company would be forced to rely on cash on hand and available borrowing capacity to the extent of any shortfall in reimbursement, and could be forced to incur additional costs for personnel and other resources necessary to resolve any payment issues. It is not possible at this time to predict the nature or amount of such costs or the materiality of any reimbursement issues that may arise as a result of the failure of payors' payment systems, the effect of which could be substantial. The Company continues to endeavor to obtain reliable information from its payors as to their compliance status, and will attempt to adopt and revise its contingency plans for dealing with payment issues if, as and when such issues become susceptible of prediction.

     Based on the information currently available, the Company believes that its risk associated with problems arising from Year 2000 issues is not significant. However, because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. The Company will continue with its assessment process as described above and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan described above. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful.

     Various of the Company's disclosures and announcements concerning its products and Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.


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

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

        NAME                AGE          POSITION WITH THE COMPANY
        ----                ---          -------------------------
John C. Garbarino.........  46    President, Chief Executive Officer and
                                  Director

Richard P. Quinlan........  40    Chief Financial Officer, Treasurer, Secretary
                                  and General Counsel

Lynne M. Rosen............  37    Senior Vice President, Operations and
                                  Assistant Secretary

H. Nicholas Kirby.........  50    Senior Vice President, Corporate Development

Pamela G. Fine............  39    Senior Vice President, Sales and Marketing

Edward L. Cahill..........  46    Director

Kevin J. Dougherty........  52    Director

Angus M. Duthie...........  59    Director

Donald W. Hughes..........  48    Director

Frank H. Leone............  54    Director

Steven W. Garfinkle.......  41    Director

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

     Richard P. Quinlan joined the Company as Chief Financial Officer, Treasurer, Secretary and General Counsel in November 1996. From December 1991 to October 1996, Mr. Quinlan was Senior Vice President and General Counsel of AdvantageHEALTH Corporation ("AdvantageHEALTH"). AdvantageHEALTH is a provider of physical rehabilitation services, subacute services, home health services, and senior living/assisted living services in the Northeast United States, and now a wholly-owned subsidiary of HEALTHSOUTH Corporation, a provider of outpatient and rehabilitative healthcare services. From June 1985 to November 1991, he practiced law with Nutter, McClennen & Fish in Boston, Massachusetts and served as a partner during his final two years there.

     Lynne M. Rosen, a founder of OH+R, has been with OH+R since its formation in July 1992. During 1997, Ms. Rosen was appointed Senior Vice President, Planning and Development, and subsequently in March, 1999, Ms. Rosen was appointed Senior Vice President, Operations. Ms. Rosen had previously held the positions of Vice President and Assistant Secretary since the Merger. From April 1988 through June 1992, Ms. Rosen held various positions with Occupational Orthopaedic Center, Inc., including general manager. Ms. Rosen was an athletic trainer at the University of Pennsylvania Sports Medicine Center from 1986 to March 1988 and at the University of Rhode Island from 1985 to 1986. She has published several papers and made a number of presentations in the area of orthopedic rehabilitation.

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

     Pamela G. Fine joined the Company in January 1999 as Senior Vice President, Sales and Marketing. From September 1997 to January 1999. Ms. Fine was Vice President of Sales for Mariner Medical Services, a business unit of Mariner Post-Acute Network, responsible for the provision of subacute and long-term pharmacy and home health services. From 1991 to 1997, Ms. Fine was with Olsten Health Services, the largest provider of home nursing and infusion services nationwide. While with Olsten, she held several sales management positions of increasing responsibility, including, Director of Sales for New England; a region comprised of 43 branch locations and $150 million dollars in revenue. In 1982, Ms. Fine began her sales and marketing career with E.I. DuPont de Nemours, with their Medical Products Department. She held various sales positions with DuPont, until 1990 when the Specialty Diagnostics Division was purchased by Ortho Diagnostics, a wholly owned subsidiary of Johnson & Johnson. Ms. Fine moved to Ortho Diagnostics as Account Executive for the Northeast, where she remained until 1991.

     Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a founding partner of Cahill, Warnock & Company, LLC ("Cahill, Warnock"), an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of Jay Jacobs, Inc., MD/Bio and several private companies.

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

     Frank H. Leone has served as a director of the Company since July 1998. In 1985, Mr. Leone founded and has since served as President/Chief Executive Officer of RYAN Associates, and he is the founder and Executive Director of the National Association of Occupational Health Professionals (N.A.O.H.P.). Mr. Leone is also the executive editor of four leading occupational health periodicals: "VISIONS", "Partners", the "Workers' Compensation Managed Care Bulletin", and the "Clinical Care Update".

     Steven W. Garfinkle has served as a director of the Company since July 1998. Mr. Garfinkle, who is currently a private health care consultant, served as Chairman and Chief Executive Officer of Prism Health Group Inc. ("Prism") from 1992 until Prism was sold to Mariner Health, Inc. in 1997. Mr. Garfinkle also served as President of New England Health Strategies from 1991 to 1992. From 1982 to 1991 Mr. Garfinkle served as Chief Operating Officer and in several senior management positions for the Mediplex Group, Inc.

     The directors are elected to three year terms or until their successors have been duly elected and qualified. The terms of Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle expire in 1999. The terms of Edward L. Cahill and Donald W. Hughes expire in 2000. The term of Kevin J. Dougherty and Frank H. Leone expire at the 2001 Annual Meeting of Stockholders.

     Pursuant to the terms of the Series A Convertible Preferred Stock contained in the Company's Restated Certificate of Incorporation, as amended, the holders of the Series A Convertible Preferred Stock, voting as a single class, are entitled to elect two directors of the Company. Mr. Cahill and Mr. Hughes currently serve as these directors. Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of the Company's stockholders, such stockholders have agreed to vote all of their shares of Preferred Stock and Common Stock to elect certain nominees to the Company's Board of Directors. The Stockholders' Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the Telor Principal Stockholders, as defined in the Stockholders' Agreement (presently, Angus M. Duthie); (c) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders' Agreement (presently, Kevin J. Dougherty); (d) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); and (e) two persons unaffiliated with the management of the Company, the ("Independent Directors") and mutually agreeable to all of the other directors (presently, Frank H. Leone and Steven W. Garfinkle).

     Executive officers serve at the discretion of the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.


OTHER KEY OFFICERS

Other key contributing officers of the Company are as follows:

NAME                               AGE       POSITION WITH THE COMPANY
----                               ---       -------------------------
David R. McLarnon..............    44        Vice President, Operations
Laura C. Miller................    36        Vice President, Operations Support, and Medical Policy Board
Patti E. Walkover..............    44        Vice President, Network Operations
Raymond M. Sessler.............    41        Vice President, Information Systems
Janice M. Goguen...............    35        Corporate Controller and Assistant Secretary
William B. Patterson, MD, MPH..    50        Chairman, Medical Policy Board

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

     Laura C. Miller joined the Company in March 1992 as a Staff Physical Therapist and subsequently has advanced to several other positions of increasing responsibility within the Company. In June 1994, Ms. Miller was promoted to a Senior Therapist and then in January 1995 appointed a Center Director. In January 1996, Ms. Miller was named Director of Operations support and Director of Rehabilitation and then in March 1998 was elected to her current position of Vice President, Operations Support for the Company. From September 1991 to March 1993, Ms. Miller served as Director of Clinical Services at Bedminster Physical Rehabilitation Center in Bedminster, New Jersey.

     Patti E. Walkover joined the Company in March 1999 as Vice President, Network Operations. From April 1996 to February 1999, Ms. Walkover served as Vice President, New Markets and Vice President of Operations, respectively, for Healthcare First, a regionally based workers' compensation managed care company, where she was responsible for network development and operations in New England and New York. Healthcare First was acquired by Gates McDonald in October, 1998. Ms. Walkover was Director of Occupational Health and Workers' Compensation Managed Care at VHA East in Philadelphia, from February 1993 to March 1996 where she developed the TeamWorks occupational health plan. Her prior positions include Program Director for the Occupational Health Center at Chester County Hospital (January 1992 to January 1993), and Administrative Director at the Crozier Center for Occupational Health (November 1989 to December 1991) a multi-site occupational health program in greater Philadelphia.

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

     William B. Patterson, MD, MPH, was appointed as Chairman of the Company's Medical Policy Board in September 1998. Previously he served as Medical Director of the Company's Massachusetts operations since August 1997, when New England Health Center, a company of which he was the founder and President since 1990, was acquired by the Company. Dr. Patterson is board certified in internal and occupational medicine. He has served as President of the New England College of Occupational and Environmental Medicine and is currently on its Board of Directors. Dr. Patterson also currently serves as an assistant professor at the Boston University School of Public Health.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 1998, all such reports were timely filed except Form 3's were filed late with respect to the appointment to the Board of Directors of Frank H. Leone and Steven W. Garfinkle and an amended Form 5 will need to be filed with respect to a transfer of shares held by John C. Garbarino to certain of his children as a gift during December 1998.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth certain information regarding the compensation paid by the Company to the Company's Chief Executive Officer, and the only other executive officers whose salary and bonus exceeded $100,000 in 1998 (together the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1997 and 1996.

                          SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                   COMPENSATION
                                                                                                      AWARDS
                                                                                                      ------
                                                                                                    SECURITIES           (1)
                                                                           ANNUAL COMPENSATION      UNDERLYING        ALL OTHER
                                                                           --------------------     ----------
NAME AND PRINCIPAL POSITION                                      YEAR      SALARY ($) BONUS ($)      OPTIONS        COMPENSATION $
---------------------------                                      ----      ---------  ---------      -------        --------------
John C. Garbarino..........................................      1998      180,000        ---         60,000            3,494
   President and Chief Executive Officer                         1997      180,000        ---            ---            6,170
                                                                 1996      174,088     25,000        128,319            3,670

Richard P. Quinlan (2).....................................      1998      140,000     10,000         10,000            7,138
   Chief Financial Officer, Treasurer, Secretary                 1997      140,000        ---            ---            7,674
   and General Counsel                                           1996       19,923        ---         45,000              936

Lynne M. Rosen.............................................      1998      139,711        ---         10,000            2,922
   Sr. Vice President, Planning and                              1997      108,654        ---            ---            2,915
   Development                                                   1996       99,115                    27,080            1,938

H. Nicholas Kirby..........................................      1998      129,515        ----        20,000            1,609
   Senior Vice President,                                        1997       87,907        ---            ---            1,485
   Corporate Development                                         1996       78,509         688        18,496            1,500

     (1) Includes primarily the Company's contribution under the Company's 401(k) plan and car allowances.
     (2)  Mr. Quinlan joined the Company in November 1996.

OPTION GRANTS

The following table sets forth information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
                               -----------------

                                NUMBER OF        % OF TOTAL                                REALIZABLE VALUE
                               SECURITIES         OPTIONS                                   ASSUMED ANNUAL
                               UNDERLYING        GRANTED TO    EXERCISE                    RATES OF STOCK
                             OPTIONS GRANTED     EMPLOYEES      PRICE     EXPIRATION      PRICE APPRECIATION
NAME                              (#)             IN 1997       ($/SH)      DATE          FOR OPTION TERM (1)
                                                                                          -------------------
                                                                                          5% ($)        10%
---------------------------  ---------------     ----------    --------   ----------      -------------------
John C. Garbarino..........  60,000  (2)           21.90%      $3.00      01/16/08        $113,400    $286,800

Richard P. Quinlan.........   5,000  (2)            1.82%      $3.00      01/16/08        $  9,450    $ 23,900
 ...........................   5,000  (3)            1.82%      $3.00      01/16/08        $  9,450    $ 23,900

Lynne M. Rosen.............   5,000  (2)            1.82%      $3.00      01/16/08        $  9,450    $ 23,900
 ...........................   5,000  (3)            1.82%      $3.00      01/16/08        $  9,450    $ 23,900

H. Nicholas Kirby..........   5,000  (2)            1.82%      $3.00      01/16/08        $  9,450    $ 23,900
 ...........................  15,000  (3)            5.47%      $3.00      01/16/08        $ 28,350    $ 71,700

(1) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.
(2) 100% to vest fully on December 31, 1999 if various goals and other criteria are achieved.
(3) Options granted vest ratably over four (4) years on each of the first four anniversary dates of the grant date.

OPTION EXERCISES AND YEAR-END VALUES

The following table sets forth information concerning option holdings as of December 31, 1998 with respect to the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                               SHARES                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                              ACQUIRED                             UNDERLYING UNEXERCISED             IN-THE MONEY OPTIONS
                                 ON            VALUE                 OPTIONS AT FY-END (#)              AT FY-END ($) (1)
                                                                ------------------------------    ----------------------------
NAME                         EXERCISE (#)    REALIZED ($)       EXERCISABLE      UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                             ------------    ------------       ------------     -------------    -----------    -------------
John C. Garbarino........         ---               ---            104,540          110,000           64,965          52,500
Richard P. Quinlan.......         ---               ---             22,500           32,500              ---           8,750
Lynne M. Rosen...........         ---               ---             21,537           23,540           11,825           8,750
H. Nicholas Kirby........         ---               ---             11,372           29,248            5,936          18,965

     (1) Based on the fair market value of the Company's Common Stock as of December 31, 1998 ($3.875) minus the exercise price of options.

EMPLOYMENT AGREEMENTS

     John C. Garbarino has an employment agreement with the Company dated June 6, 1996. The term of the agreement is two years from such date and renews automatically for successive one-year periods until terminated. The agreement provides for an annual salary of $180,000, subject to increase on an annual basis in the discretion of the Board of Directors, and bonus as may be determined by the Compensation Committee of the Board of Directors. Mr. Garbarino is subject to a covenant not to compete with the Company for six months after the termination of his employment. If the Company terminates the agreement without ''cause'' (as defined in the agreement), or if Mr. Garbarino becomes incapacitated, or if Mr. Garbarino resigns from the Company for ''just cause'' (as defined in the agreement), then the Company is obligated to pay to Mr. Garbarino six months' base salary in consideration of his covenant not to compete.

DIRECTOR COMPENSATION

     Except for the Independent Directors, the Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but all directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and any committee thereof. Commencing on January 1, 1999, each of the Independent Directors receives $1,200 for each meeting of the Board of Directors he attends. Pursuant to the Company's 1993 Stock Plan, each director who is not an employee of the Company is granted a non-qualified stock option on the date of his or her election to purchase 1,200 shares of the Company's Common Stock. The exercise price for each such option is the fair market value of the Company's Common Stock on the date of grant. Such options vest ratably over three years on each of the first three anniversary dates of the grant date and are exercisable for a period of ten years. Pursuant to the Company's 1993 Stock Plan, at each annual meeting of stockholders or special meeting in lieu thereof, each director who is not then an employee of the Company and who has been in continued and uninterrupted service of the Company as a director for at least the last six months is granted a non-qualified stock option to purchase 800 shares of the Company's Common Stock. The exercise price of each such option is the fair market value of the Company's Common Stock on the date of grant. Such option has a term of ten years and is immediately exercisable in full as of the date of the next annual meeting of stockholders or special meeting in lieu thereof following the annual meeting or special meeting in lieu thereof in which the option was granted, whether or not such director is re-elected at that meeting, provided that such director has been in the continued and uninterrupted service of the Company as a director from the date of grant through the day prior to the subsequent annual meeting. The Company has exhausted the available shares of Common Stock under the 1993 Stock Plan.

     Upon election to the Board, each Independent Director was granted a non-qualified stock option to purchase 20,000 shares of the Company's Common Stock. The exercise price of each such option was the fair market value of the Company's Common Stock on the date of grant. Such options vest ratably over four years on each of the first four anniversary dates and are exercisable for a period of ten years.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 9, 1999 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

                                                                         SHARES
                                                                      BENEFICIALLY    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                    OWNED (1)    OF CLASS
------------------------------------                                  ------------   ---------
Cahill, Warnock Strategic Partners Fund, L.P. (2)........                679,042      31.5%
   One South Street, Suite 2150
   Baltimore, MD 21202
Prince Venture Partners III, L.P. (3)....................                400,045      27.0%
   10 South Wacker Drive
   Chicago, IL 60606
Partech International Entities (4).......................                283,333      16.1%
   50 California Street, Suite 3200
   San Francisco, CA 94111
Venrock Entities (5).....................................                246,784      15.0%
   30 Rockefeller Plaza, Room 5508
   New York, NY 10112
BancBoston Ventures, Inc. (6)............................                215,636      13.7%
   100 Federal Street
   Boston, MA 02110
The Venture Capital Fund of New England III, L.P. (7)....                182,303      11.8%
   160 Federal Street, 23rd Floor
   Boston, MA 02110
Asset Management Associates 1989, L.P. (8)...............                173,685      11.1%
   2275 East Bayshore Road
   Palo Alto, CA 94303
State of Wisconsin Investment Board (9)..................                 74,850       5.1%
John C. Garbarino (10)...................................                176,609      11.1%
   175 Derby Street, Suite 36
   Hingham, MA 02043
Lynne M. Rosen (11)......................................                 45,568       3.0%
Richard P. Quinlan (12)..................................                 28,750       1.9%
H. Nicholas Kirby (13)...................................                 22,653       1.5%

Kevin J. Dougherty (14)................................     1,600          *
Angus M. Duthie (15)...................................     1,600          *
Edward L. Cahill (16)..................................     1,600          *
Donald W. Hughes (17)..................................       400          *
Frank H. Leone.........................................       ---          *
Steven W. Garfinkle....................................       ---          *
    All directors and executive officers as a group....   278,780       16.9%
       (11 persons) (8)

____________________________________
* Less than 1%

(1) Each of the stockholders who is a party to a certain Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of its stockholders may be deemed to share voting power with respect to, and may be deemed to beneficially own, all of the shares of the Preferred Stock and Common Stock subject to the Stockholders' Agreement. Such stockholders disclaim such beneficial ownership.

(2) Consists of 679,042 shares of Common Stock issuable upon conversion of shares of the Company's Series A Convertible Preferred Stock (the ''Preferred Stock''). Edward L. Cahill, a director of the Company, is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.

(3) Angus M. Duthie, a director of the Company, is a General Partner of Prince Ventures, L.P., the General Partner of Prince Venture Partners III, L.P. James W. Fordyce, Mark J. Gabrielson and Gregory F. Zaic are also General Partners of Prince Ventures, L.P. The General Partners of Prince Ventures, L.P. share voting and investment power with respect to the shares held by Prince Venture Partners III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Prince Ventures, L.P. disclaims beneficial ownership of the shares held by Prince Venture Partners III, L.P.

(4) Consist of 86,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Axa U. S. Growth Fund, LLC (the "Axa Conversion Shares"), 173,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by U.S. Growth Fund Partners, C.V. (the "GFP Conversion Shares"), 16,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Double Black Diamond II, LLC (the "DBD Conversion Shares") and 6,665 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Almanori Limited (the "Almanori Conversion Shares"). As the investment managing member of Axa U.S. Growth Fund, LLC, PAX V, LLC may be deemed to beneficially own the Axa Conversion Shares. Based on a Schedule 13G dated February 10, 1998, AXA-UAP may also be deemed to beneficially own the Axa Conversion Shares. As the investment general partner of U.S. Growth Fund Partners, C.V., PAR, V V.O.F. may be deemed to beneficially own the GFP Conversion Shares. As a non-managing member of PAX V, LLC and a general partner of PAR V V.O.F., Dave Sherry and Glenn Solomon may be deem to beneficially own the Axa Conversion Shares and the GFP Conversion Shares. As a managing member of PAX V, LLC and PAR V V.O.F. , PAR SF, LLC may be deemed to beneficially own the Axa Conversion Shares and the GFP Conversion Shares. As a managing member of PAR SF, LLC and

     Double Black Diamond II, LLC, Vincent Worms may be deemed to beneficially own the Axa Conversion Shares, the GFP Conversion Shares and the DBD Conversion Shares. As a managing member of PAR SF, LLC and Double Black Diamond II, LLC Thomas McKinley may be deemed to own the Axa Conversion Shares, the GFP Conversion Shares and the DBD Conversion Shares. As a non-managing member of PAX V, LLC, Scott Matson and Philippe Cases may be deemed to own the Axa Conversion Shares. Each of PAX V, LLC, PAR, SF, LLC, Vincent Worms, Thomas McKinley, Scott Matson, Philippe Cases, Dave Sherry and Glenn Solomon disclaims beneficial ownership of the Axa Conversion Shares, except to the extent of their respective proportionate pecuniary interest therein. Each of PAR V V.O.F., PAR SF, LLC, Vincent Worms, Thomas McKinley, Dave Sherry and Glenn Solomon disclaims beneficial ownership of the GFP Conversion Shares, except to the extent of their respective proportionate pecuniary interests therein. Each of Vincent Worms and Thomas McKinley disclaims beneficial ownership of the DBD Conversion Shares, except to the extent of their respective proportionate pecuniary interests therein.

(5) Consists of 55,316 shares of Common Stock and 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates and 24,801 shares of Common Stock and 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates II, L.P. Patrick F. Latterell, Ted H. McCourtney, Anthony B. Evnin, David R. Hathaway, Anthony Sun, Kimberley A. Rummelsberg, and Ray A. Rothrock are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.

(6) Includes 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock.

(7) Includes 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.

(8) Includes 83,333 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share and investment voting power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.

(9) Shares reported as beneficially owned by State of Wisconsin Investment Board in a Schedule 13G filed with the SEC dated January 29, 1999.

(10) Includes 104,540 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999.

(11) Includes 22,787 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999.

(12) Includes 23,750 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999.

(13) Includes 15,653 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999.

(14) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 7.

(15) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable upon the exercise of options that are exercisable within 60 days of March 9, 1999. Mr. Duthie disclaims any beneficial ownership in the shares held by Prince Venture Partners III, L.P. See Note 3.

(16) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 1) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Cahill is a Member of Cahill Warnock & Company, LLC, the General Partner of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategies Partners Fund, L.P. and Strategic Associates, L.P.

(17) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999.

(18) Includes an aggregate of 171,930 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 1999. Does not include an aggregate of 515,681 shares of Common Stock and an aggregate of 783,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 3, 7, 14, 15 and 16.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 1998.

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

2.03 Purchase Agreement dated December 31, 1997 by and among Argosy Health Northeast, Northeast Venture Partners, Argosy Health, L.P., Gwynedd Partners, Inc., G. Linton Sheppard, Jay W. Vandegrift and the Company (Filed as Exhibit 2.01 to Form 8-K dated December 31, 1997, File No. 0 -21428, and incorporated by reference herein)

3.01(a) Restated Certificate of Incorporation (Filed as Exhibit 4.1 to Form 8-K/A dated June 6, 1996, File No. 0-21428, and incorporated by reference herein).

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

4.03(a) Revolving Credit Agreement dated as of November 13, 1997, by and between the Company and BankBoston, N.A. **

    (b) Letter Agreement dated December 30, 1998 by and between the Company and BankBoston, N.A. modifying certain terms of the Revolving Credit Agreement between the parties dated as of November 13, 1997 +

10.01 Form of Common Stock Purchase Warrant to purchase 4,195 shares of the Company's Common Stock, held by each of Stephan Deutsch, Mark DeNino, Mehrdad Motamed, Ira Singer and Steven Blazar.*

10.02 Termination Agreement among the Company and certain security holders dated as of June 1, 1996.*

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

   ** Previously filed as the exhibit stated in Form 10-K for the fiscal year-ended December 31, 1997, File No. 0-21428, and incorporated by reference herein.

    +     Filed herewith

    The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for events occurring during the last quarter of the fiscal year ended December 31, 1998.

                   Occupational Health + Rehabilitation Inc

                       Consolidated Financial Statements

                    Years ended December 31, 1998 and 1997

                                   CONTENTS

Report of Independent Auditors............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets...............................................F-3
Consolidated Statements of Operations.....................................F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  and Redeemable Stock....................................................F-5
Consolidated Statements of Cash Flows.....................................F-6
Notes to Consolidated Financial Statements................................F-7

                        Report of Independent Auditors

Board of Directors
Occupational Health + Rehabilitation Inc

We have audited the accompanying consolidated balance sheets of Occupational Health + Rehabilitation Inc and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Occupational Health + Rehabilitation Inc and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998.


                                             ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 1999

                   Occupational Health + Rehabilitation Inc

                          Consolidated Balance Sheets
                     (in thousands, except share amounts)


                                                  DECEMBER 31
                                               1998       1997
ASSETS                                       --------------------
Current Assets:
   Cash and cash equivalents                 $ 1,562      $ 4,180
   Accounts receivable, less allowance for
     doubtful accounts of $439 and $180 in
     1998 and 1997, respectively               5,137        3,207
   Note receivable                               292          210
   Prepaid expenses and other assets             349          456
                                             --------------------
Total current assets                           7,340        8,053

Property and equipment, net                    2,181        1,539
Goodwill, less accumulated amortization
     $508 and $278 in 1998 and 1997            4,574        3,985
Note receivable                                  175          707
Other assets                                     209          289

                                             --------------------

Total assets                                 $14,479      $14,573
                                             ====================


                                                  DECEMBER 31
                                               1998       1997
                                             --------------------
LIABILITIES, REDEEMABLE STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      $ 2,593      $ 2,073
  Current portion of long-term debt              901          663
  Current portion of obligations under
     capital leases                              152          120
                                             --------------------
Total current liabilities                      3,646        2,856

Long-term debt, less current maturities          999        1,264
Obligations under capital leases                 117          122
                                             --------------------
Total liabilities                              4,762        4,242

Minority interests                               681          134
Redeemable, convertible preferred stock,
  Series A, $.001 par value, $8,500,002
  liquidation value, 1,666,667 shares
  authorized, 1,416,667 shares issued
  and outstanding                              8,455        8,440
Stockholders' equity:
  Preferred stock, $.001 par value-
     3,333,333 shares authorized, none
     issued and outstanding
  Common stock, $.001 par value-
     10,000,000 shares authorized,
     1,579,479 shares issued in 1998 and
     1997 and 1,479,444 and 1,478,977
     shares outstanding in 1998 and 1997,
     respectively                                  1            1
  Additional paid-in capital                  10,620       10,619
  Accumulated deficit                         (9,540)      (8,363)
  Less treasury stock, at cost, 100,502
     shares                                     (500)        (500)
                                             --------------------
Total stockholders' equity                       581        1,757
                                             --------------------

Total liabilities, redeemable stock and
  stockholder's equity                       $14,479      $14,573
                                             ====================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                     Consolidated Statements of Operations
              (in thousands, except share and per-share amounts)

                                                    YEAR ENDED DECEMBER 31
                                               1998           1997         1996
                                            --------------------------------------
REVENUE                                      $   23,083   $   18,307   $    9,041
Expenses:
  Operating                                      19,970       17,209        9,063
  General and administrative                      3,035        2,590        1,570
  Depreciation and amortization                     759          658          449
                                            --------------------------------------
                                                 23,764       20,457       11,082
                                            --------------------------------------
                                                   (681)      (2,150)      (2,041)

Nonoperating gains (losses):
  Interest income                                   171          334          135
  Interest expense                                 (179)        (248)        (252)
  Minority interest in net (profits)
     losses of subsidiaries                        (318)         183          308
  Gain on disposition of investment                              217
                                            --------------------------------------

Loss before income taxes and cumulative
  effect of a change in accounting               (1,007)      (1,664)      (1,850)
  principle
Income taxes                                          -            -            -
                                            --------------------------------------


Loss before cumulative effect of a change
     in accounting principle                     (1,007)      (1,664)      (1,850)
Cumulative effect of change in accounting
     principle                                     (155)
                                            --------------------------------------

Net loss                                     $   (1,162)  $   (1,664)  $   (1,850)
                                            ======================================

Net loss available to common shareholders    $   (1,177)  $   (1,681)  $   (1,850)
                                            ======================================

Per share amounts:
  Loss before cumulative effect of a
     change in accounting principle          $    (0.69)  $    (1.07)  $    (1.64)
  Cumulative effect of change in
     accounting principle                    $    (0.11)
                                            --------------------------------------

Net loss per common share                    $    (0.80)  $    (1.07)  $    (1.64)
                                            ======================================

Weighted-average common shares
  outstanding                                 1,479,141    1,573,471    1,129,611
                                            ======================================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Stock
                     (in thousands, except share amounts)

                                                                               ADDITIONAL
                                                          COMMON STOCK           PAID-IN    ACCUMULATED       TREASURY STOCK
                                                      SHARES        AMOUNT       CAPITAL      DEFICIT       SHARES       AMOUNT
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1995                          671,855         $   7       $    11      $(6,205)
     Exercise of stock options                          6,810                           8
     Exchange of OH+R common stock for
          Telor common shares                         785,995             1         4,264
     Waiver of preferred stock dividend                                                          1,373
     Conversion of 4,137,843 shares of
          OH+R Series 1 and 2 preferred
          stock                                       585,901                       5,806
     Conversion of 674,605 shares of
          OH+R common stock                          (579,084)           (7)            7
     Issuance of redeemable preferred stock
          (less issuance costs of $77)
     Net loss                                                                                   (1,850)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1996                        1,471,477             1        10,096       (6,682)
     Issuance of common stock related to
          Argosy Health Northeast                     100,502                         500
     Issuance of common stock related to
          practice acquisition                          7,500                          23
     Accretion of preferred stock issuance costs                                                   (17)
     Acquisition of 100,502 shares of treasury
          stock                                      (100,502)                                              100,502      $  (500)
     Net loss                                                                                   (1,664)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997                        1,478,977             1        10,619       (8,363)     100,502         (500)
     Accretion of preferred stock issuance costs                                                   (15)
     Exercise of stock options                            467                           1
     Net loss                                                                                   (1,162)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1998                        1,479,444         $   1       $10,620      $(9,540)     100,502         (500)
                                                  =================================================================================

                                                          TOTAL          REDEEMABLE          REDEEMABLE          REDEEMABLE
                                                       STOCKHOLDERS'    CONVERTIBLE         CONVERTIBLE         CONVERTIBLE
                                                          EQUITY       PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK
                                                         (DEFICIT)         SERIES 1            SERIES 2            SERIES A
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1995                              $(6,187)          $2,700             $ 4,479
     Exercise of stock options                                  8
     Exchange of OH+R common stock for
          Telor common shares                               4,265
     Waiver of preferred stock dividend                     1,373             (700)               (672)
     Conversion of 4,137,843 shares of
          OH+R Series 1 and 2 preferred
          stock                                             5,806           (2,000)             (3,807)
     Conversion of 674,605 shares of
          OH+R common stock
     Issuance of redeemable preferred stock
          (less issuance costs of $77)                                                                              $8,423
     Net loss                                              (1,850)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1996                                3,415                0                   0               8,423
     Issuance of common stock related to
          Argosy Health Northeast                             500
     Issuance of common stock related to
          practice acquisition                                 23
     Accretion of preferred stock issuance costs              (17)                                                      17
     Acquisition of 100,502 shares of treasury
          stock                                              (500)
     Net loss                                              (1,664)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997                                1,757               -0-                 -0-              8,440
     Accretion of preferred stock issuance costs              (15)                                                      15
     Exercise of stock options                                  1
     Net loss                                              (1,162)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1998                              $   581           $   -0-            $    -0-             $8,455
                                                  =================================================================================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                          1998         1997       1996
                                                                       ----------------------------------
OPERATING ACTIVITIES
Net loss                                                                $(1,162)    $(1,664)    $(1,850)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation and amortization                                            759         658         449
   Cumulative effect of change in
     accounting principle                                                   155
   Amortization of discount                                                   -           8          23
   Minority interest in profits (losses) of
     subsidiaries                                                           308        (183)       (308)
   Gain on disposition of investment                                          -        (217)
   Changes in operating assets and liabilities:
         Accounts receivable                                             (1,294)     (2,416)     (1,325)
         Prepaid expenses and other current assets                          526         (67)        (48)
         Due from related party, net                                          -         253         366
         Deposits and other noncurrent assets                                 -         (27)        398
         Accounts payable and accrued
          expenses and other long-term liabilities                          513         659        (401)
                                                                     -------------------------------------
Net cash used by operating activities                                      (195)     (2,996)     (2,696)

INVESTING ACTIVITIES
(Funding) release of restricted cash                                                    345        (345)
Cash paid for intangibles                                                  (484)       (381)       (286)
Refund of security deposit                                                              (25)
Property and equipment additions                                           (608)       (458)       (130)
Cash received from sale of partnership interest                                         702
Cash received in (paid for) acquisitions                                   (469)     (1,375)      3,519
                                                                     -------------------------------------
Net cash (used) provided by investing activities                         (1,561)     (1,192)      2,758

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net                                                        8,423
Proceeds from sale of common stock                                            1                       8
Proceeds from long-term debt                                                            331         500
Payments of long-term debt                                                 (780)       (457)       (638)
Payments of capital lease obligations                                      (137)       (139)       (108)
Cash received by partnership                                                 54          17
                                                                     -------------------------------------
Net cash (used) provided by financing activities                           (862)       (248)      8,185
                                                                     -------------------------------------
Net (decrease) increase in unrestricted cash
 and cash equivalents                                                    (2,618)     (4,436)      8,247
Unrestricted cash and cash equivalents at
 beginning of year                                                        4,180       8,616         369
                                                                     -------------------------------------
Unrestricted cash and cash equivalents at end of year                  $  1,562    $  4,180     $ 8,616
                                                                     =====================================

NON-CASH FINANCING TRANSACTIONS
The Company issued notes payable as partial consideration for business combinations amounting to $700 and $1,132 in 1998 and 1997, respectively. (See
 Note 3)
The Company forgave notes payable of $536 in 1997. (See Note 3)

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                  Notes to Consolidated Financial Statements

             (Dollar amounts in thousands, except per share data)

                               December 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Occupational Health + Rehabilitation Inc (the Company) specializes in occupational health care throughout the Northeastern United States. The Company develops and operates multidisciplinary, outpatient health care centers and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company operates the centers typically under management and submanagement agreements with professional corporations (Physician Practices) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with hospital related organizations to provide management and related services to the centers established by the joint ventures.

In June 1996, Occupational Health + Rehabilitation Inc (OH+R) merged with and into (the Merger) Telor Ophthalmic Pharmaceuticals, Inc (Telor), with Telor being the surviving corporation. In connection with the Merger, Telor changed its name to Occupational Health + Rehabilitation Inc and assumed the business of OH+R in exchange for all outstanding shares of OH+R capital stock, outstanding options held by employees, directors and consultants and warrants to purchase shares of OH+R common stock. Effective on the date of the Merger, the outstanding equity of OH+R was converted at a rate of .1415957 to 1. The number of shares of common stock, $.001 par value, outstanding after the Merger were 1,467,417. The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, historical financial statements for the Company for periods prior to the date of the Merger are those of OH+R. Under the purchase method of accounting, balances and results of operations of Telor are included in the Company's financial statements from the date of the Merger forward. Effective June 7, 1996, the Company was listed on the NASDAQ SmallCap Market under the symbol "OHRI".

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its majority-owned subsidiaries, joint ventures and partnerships. All of the outstanding voting equity instruments of the Physician Practices are owned by a shareholder nominated by the Company. Through option or employee agreements, the Company restricts transfer of Physician Practice ownership without its consent and can,

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

at any time, require the nominated shareholder to transfer ownership to a Company designee. It is through this structure and through long-term management agreements entered into with the Physician Practices that the Company has an other than temporary controlling financial interest in the Physician Practices.

Most states in which the Company operates have various laws and regulations that are often vague and seldomly interpreted by courts or agencies limiting the corporate practice of medicine and the sharing of fees between physicians and non-physicians. The Company believes it has structured all of its operations so that they comply with such laws and regulations; however, there can be no assurance that an enforcement agency could find to the contrary or that future interpretations of such laws and regulations will not require structure and organizational modifications of the Company's business.

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

GOODWILL

Goodwill is amortized using the straight-line method over periods of 20 to 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the discounted cash flows of the entity acquired, over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 1998.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recorded at estimated net amounts to be received from employers, third-party payors and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

PROFESSIONAL LIABILITY COVERAGE

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states it has centers operating. The Company also maintains professional liability insurance coverage in the name of its employed physicians on a claims-made basis in all states, but Massachusetts which is on an occurrence basis. Management is unaware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the issue thereof.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and will continue to account for its stock option plans in accordance with the provisions of APB Opinion No. 25.

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

                    Occupation Health + Rehabilitation Inc

             (Dollar amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The Company believes that the carrying value of its financial instruments approximates fair value. The Company has made this determination for its fixed-rate long-term debt based upon interest rates currently available to it to refinance such debt.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial statements.

As of January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards and requirements for the way that public business enterprises report information about operating segments in annual financial statements and in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company's efforts are devoted to occupational health care services that are managed and reported in one segment. Additionally, the Company is located in the Northeastern United States and derives all of its revenues from services provided in the United States.

NET LOSS PER COMMON SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts. In 1998 and 1997, respectively, for purposes of the net loss per share calculation, the net loss has been increased by $15 and $17 of preferred stock accretion. In 1996, the net loss per common share calculation assumes the retroactive conversion of the series 1 and 2 preferred stock and common stock in connection with the Merger (see

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Note 1). The effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive for the years presented. Additional disclosures regarding these potentially dilutive securities are included in Notes 5 and 8.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its preopening costs in connection with new centers and its costs associated with new service lines. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $155 ($0.10 per share) to expense costs that had been capitalized prior to January 1, 1998.

3. JOINT VENTURES AND ACQUISITIONS

JOINT VENTURES

During 1998, the Company entered into a joint venture with a hospital system, with an aggregate initial contribution of $250 in cash and notes payable. The Company holds a 51% interest in the joint venture limited liability company. The Company also has a management contract with the joint venture for an initial term of ten years with automatic renewals for successive five-year terms.

During 1997, the Company entered into two joint ventures with two hospital systems, with an aggregate initial contribution of $329 in cash and fixed assets. The Company holds a 51% interest in one joint venture, and a 75% interest in the other. Both joint ventures are limited liability companies. The Company also has a management contract with each of the joint ventures for an initial term of five years with automatic renewals for successive five-year terms.

During 1996, the Company consummated a joint venture for aggregate consideration of $160, payable in cash and notes, and additional contingent consideration of up to $100. Goodwill recognized in this transaction was $120. The Company holds a 90% interest in the joint venture limited liability company.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)

3.   JOINT VENTURES AND ACQUISITIONS (CONTINUED)

In April 1996, the Company entered into a partnership to provide management and related services to the centers established by the partnership. The Company made a capital contribution to the partnership of $204 in cash, acquiring an interest of 51%. Under the terms of a related agreement, the Company issued a promissory note payable in the amount of $536 and incurred a short-term obligation of $105 for the purchase of 51% of the assets, properties and rights in a center owned by its joint venture partner and operated by the Company. The Company's joint venture partner acquired from the Company a 49% interest in the assets of another center. The exchange of assets of the two centers was consummated at the fair value of the tangible and intangible net assets of the centers. Goodwill of $337 was recorded by OH+R in connection with these transactions. Both parties contributed their respective interest in their previously owned centers to the partnership.

On September 30, 1997 the partnership was converted to a limited liability company, and the Company assumed an additional 24% ownership interest in the joint venture for a total ownership percentage of 75%. Through this transaction, each party forgave outstanding indebtedness. Additionally, certain assets associated with one of the partnership centers were transferred in consideration for the forgiveness of the Company's note payable of approximately $536 and cash of approximately $56. The Company recorded a gain of $217 in connection with this transaction.

Effective September 1, 1996 the Company purchased a 70% undivided interest in the assets of a business division of an unrelated company, which provided industrial on-site occupational and physical therapy and related assessments in certain Mid-Atlantic States. In connection with the transaction, a general partnership was formed. The aggregate purchase price was approximately $1,300 and was financed through available cash resources and shares of Common Stock of the Company. Goodwill recognized in this transaction was $764.

On December 31, 1997, the Company sold its general partnership interest in this entity. The Company received consideration in the form of the return of 100,502 shares of the Company common stock, a secured promissory note for $917 (the
Note) and miscellaneous assets. In addition, the Company's former partner discharged debt owned to OH+R by a cash payment of $750. A gain of $51 was recognized in connection with this transaction. The Note originally had a term of three years and an interest rate of 9% per annum and was secured by various pledges and guarantees by the buyer, certain

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)

3. JOINT VENTURES AND ACQUISITIONS (CONTINUED)

individuals and affiliates of the buyer. The note was subsequently renegotiated in October of 1998 to include quarterly principal payments with an interest rate of 12% per annum payable through September 2000. The note is unsecured, yet remains subject to certain guarantees.

ACQUISITIONS

During 1998, the Company purchased four freestanding occupational medicine centers located in New Hampshire, and a physician and physical therapy practice located in Massachusetts. The combined purchase price was $919. The remainder of the purchase price is due in the form of notes payable in varying installments through 2001. Goodwill recognized in these transactions was $344.

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

In conjunction with certain acquisitions, the Company has entered into contractual arrangements whereby the selling parties are entitled to receive contingent cash consideration based upon the achievement of certain minimum operating results. Obligations related to these contingencies are reflected as additional goodwill in the period they become known.

All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


3.   JOINT VENTURES AND ACQUISITIONS (CONTINUED)

The pro forma results of operations as if the 1998 and 1997 acquisitions and joint ventures had occurred at the beginning of the preceding fiscal year is as follows:

                                                            (UNAUDITED)
                                                            DECEMBER 31
                                                         1998         1997
                                                      -----------------------
Total revenue                                          $25,738      $23,291
Net loss                                                (1,276)      (1,851)
Net loss per share                                       (0.86)       (1.18)

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of the future results of operations of the combined entities.

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            DECEMBER 31
                                                         1998         1997
                                                      -----------------------
Medical equipment                                      $ 1,201       $  975
Furniture and office equipment                           1,483          996
Leasehold improvements                                     778          375
Vehicles                                                    13           13
                                                      -----------------------
                                                         3,475        2,359
Less accumulated depreciation                           (1,294)        (820)
                                                      -----------------------

                                                       $ 2,181       $1,539
                                                      =======================

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


4.   PROPERTY AND EQUIPMENT (CONTINUED)

The Company entered into capital lease obligations of $85, $245 and $33 in 1998, 1997 and 1996, respectively. The cost of certain equipment leased under capital lease agreements was $772 and $687 at December 31, 1998 and 1997, respectively. Accumulated depreciation on these capitalized lease assets was $330 and $218 at December 31, 1998 and 1997, respectively. Depreciation expense on these capitalized assets was $474, $354 and $207 in 1998, 1997 and 1996, respectively.

5.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                         DECEMBER 31
                                                                     1998           1997
                                                               ------------------------------
Promissory notes, bearing interest rates ranging from 0%
  to 8.5%, due in annual installments through December
  2002                                                           $1,613            $1,640
Line of credit with bank, bearing interest at the bank's
  base rate plus 0.50% (8.25% at December 31, 1998),
  secured by certain accounts receivable                            287               287
                                                               ------------------------------
                                                                  1,900             1,927
Less current portion                                               (901)             (663)
                                                               ------------------------------

                                                                 $  999            $1,264
                                                               ==============================

A $250 promissory note included above contains provisions whereby it may convert into 25,000 shares of common stock upon the occurrence of certain specified events.

The Company has two separate lines of credit facilities. The first facility, as amended, provides the Company with $5,000 for working capital and acquisition needs (the Company Line). The second facility, as amended, provides up to $2,000 to be utilized by the Company's existing and future joint ventures (the JV
Line). The borrowing base of the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. Both facilities expire on December 31, 1999. The interest rate for the Company Line and the JV Line was 8.25% as of December 31, 1998 and is due quarterly in arrears.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


5.   LONG-TERM DEBT (CONTINUED)

The Company Line contains covenants that require the maintenance of certain financial ratios and other minimum financial standards while both facilities impose restrictions on certain capital expenditures and related indebtedness. As of December 31, 1998, there was an outstanding balance of $287 on the JV Line and no balance outstanding under the Company Line.

In addition, during 1998 the Company entered into a $500 Master Lease Agreement to provide secured financing of $500 (increased to $2,000 in February 1999). The facility expires on December 31, 1999. The interest rate for the Master Lease Agreement approximates 8.6% as of December 31, 1998. As of December 31, 1998, no amounts are outstanding.

Aggregate maturities of obligations under long-term debt agreements are as follows:

     1999                               $  901
     2000                                  460
     2001                                  245
     2002                                  294
                                        ------

                                        $1,900
                                        ======

Interest paid in 1998, 1997 and 1996 was $168, $147 and $218, respectively.

6.   LEASES

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $1,625, $1,395 and $925 for 1998, 1997 and 1996, respectively.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


6.   LEASES (CONTINUED)

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                     CAPITAL      OPERATING
                                                     LEASES        LEASES
                                                  ---------------------------
     1999                                           $ 173           $1,716
     2000                                              97            1,003
     2001                                              27              777
     2002                                               3              442
     2003                                               0              206
                                                  ---------------------------

     Total minimum lease payments                     300           $4,144
                                                                  ===========
     Less amounts representing interest               (31)
                                                  ---------

     Present value of net minimum lease payments    $ 269
                                                  =========

7.   INCOME TAXES

The Company provides for income taxes under the liability method. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,880, which begin to expire in 2008. The future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $3,902 ($3,310 in 1997) has been recognized to offset the deferred tax assets related to these carryforwards and other temporary differences, since uncertainty exists with respect to future realization of such deferred tax assets.

                    Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


7.  INCOME TAXES (CONTINUED)

The significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                         DECEMBER 31
                                                       1998       1997
                                                  ------------------------
 Deferred tax assets:

   Net operating loss carryforwards                 $  3,552    $  3,212
   Other                                                 457         181
                                                  ------------------------
   Total deferred tax assets                           4,009       3,393
 Less valuation allowance                             (3,902)     (3,310)
                                                  ------------------------
 Net deferred tax asset                                  107          83

 Deferred tax liabilities:

 Depreciation and amortization                          (107)        (83)
                                                  ------------------------
 Net deferred tax assets                            $      -    $      -
                                                  ========================

The valuation allowance increased $592 in 1998 primarily due to the increase in net operating loss carryovers.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)

8.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

PREFERRED STOCK

At December 31, 1998, 5,000,000 shares of preferred stock $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock.

On November 6, 1996, the Company issued 1,416,667 shares of redeemable, convertible Series A Preferred Stock (Series A) in a private placement at a purchase price of $6.00 per share.

Each share of Series A is convertible, at the option of the holder, into one share of Common Stock, subject to certain adjustments. The holders of Series A are entitled to vote as a single class with the holders of the Common Stock, and each share of Series A is entitled to the number of votes that is equal to the number of shares of Common Stock into which each share of Preferred Stock is convertible at the time of such vote.

The holders of Series A Stock are entitled to certain registration rights with respect to the Common Stock into which the Series A is convertible. Dividends will be payable on the shares of Series A when and if declared by the Board of Directors after three years from the date of issuance and will thereafter accrue at an annual cumulative rate of $.48 per share, subject to certain adjustments.

Holders of shares of Series A constituting a majority of the then outstanding shares of Series A may, by giving notice to the Company at any time after November 5, 2001, require the Company to redeem all of the outstanding shares of Series A at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal installments over a four-year period.

In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of shares of Series A shall be paid an amount equal to the greater of (i)$6.00 per share plus all accrued but unpaid dividends or
(ii) the amount per share had each share been converted to Common Stock immediately prior to liquidation, dissolution or winding up.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


8. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

COMMON STOCK/TREASURY STOCK

On September 11, 1996, the Company agreed to issue 100,502 shares of Common Stock with a purchase price of $4,975 as partial consideration for the purchase of a 70% interest in a division of an unrelated company (Seller) (see Note 3). The shares were delivered to Seller on January 6, 1997. At December 31, 1996, the Company recorded $500 as a liability in order to accrue for the amount due to the Seller. During December 1997, the Company sold its interest in Seller as previously noted in Note 3. The Company received its 100,502 shares of common stock and recorded the $500 value as treasury stock.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 1998, the Company has reserved shares of common stock for future issuance for the following purposes:

     Series A Preferred Stock                     1,416,667
     Stock Plans                                    660,000
     Warrants                                        20,975
                                                -------------

                                                  2,097,642
                                                =============


WARRANTS

The Company has issued stock purchase warrants which provide the holders the right to purchase an aggregate of 20,975 shares of Common Stock at $8.83 per share. The warrants are exercisable in part or in whole from July 1, 1997 until August 31, 1999.

9. BENEFIT PLANS

STOCK PLANS

1998 Stock Plan: In January 1998, the Company's board of directors adopted the 1998 Stock Plan, subject to stockholder approval which was received in July 1998. The 1998 Stock Plan provides for the granting of up to 150,000 non-qualified stock options, "incentive stock options" (ISOs) and stock appreciation rights to employees, directors and consultants of the Company.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)

9. BENEFIT PLANS (CONTINUED)

1996 Stock Plan: In October 1996, the Company's board of directors adopted the 1996 Stock Plan, which provides for the granting of up to 265,000 nonqualified stock options, ISOs and stock appreciation rights to employees, directors and consultants of the Company.

Nonqualified options granted may not be at a price less than 50% of fair market value of the common stock, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. Granting of incentive stock options is subject to the approval of the 1996 Stock Plan by the Company's stockholders.

1993 Stock Plan: The Company's 1993 Stock Plan provides for the granting of options to purchase up to 245,000 shares of the Company's Common Stock.

1988 Stock Plan: Pursuant to the 1988 Stock Plan, the Company may grant incentive stock options, nonqualified stock options and common stock purchase rights. The Company has reserved 32,354 shares of common stock for the issuance under this plan.

The options in all of the above plans generally become exercisable over a four-year period and expire over a period not exceeding ten years. The exercise price of an ISO generally shall not be less than the fair market value of Common Stock on the date of grant. The exercise price of a non-qualified stock option shall not be less than 50% of the fair market value of Common Stock on the date of grant.

A summary of the activity under the stock plans follows.

                                                  WEIGHTED-             WEIGHTED-              WEIGHTED-
                                                  AVERAGE               AVERAGE                AVERAGE
                                                  EXERCISE              EXERCISE               EXERCISE
                                        1998       PRICE     1997        PRICE      1996         PRICE
                                   -------------------------------------------------------------------------
Outstanding at beginning of the
 year                                 389,810      $3.84   438,769      $ 5.75     78,731      $  1.78
Options assumed in connection
 with the Merger                                                                   34,205        28.78
Granted                               273,976       3.78    41,099        6.00    366,783         5.55
Exercised                                (467)      1.77                            4,448         1.88
Canceled                              (56,415)      3.33   (90,058)      10.89    (45,398)       13.23
                                   -------------------------------------------------------------------------

Outstanding at end of the year        606,904      $4.62   389,810      $ 3.84    438,769      $  5.75
                                   =========================================================================

                   Occupational Health + Rehabilitation Inc.

              (Dollar amount in thousands, except per share data)


9. BENEFIT PLANS (CONTINUED)

Related information for options outstanding and exercisable as of December 31, 1998, under the stock plans, is as follows:


                                                      WEIGHTED-AVERAGE
RANGE OF EXERCISE        OPTIONS        OPTIONS        REMAINING LIFE
     PRICES            OUTSTANDING    EXERCISABLE          (YEARS)
--------------------------------------------------------------------------
  $1.77                    49,523       48,308            5.45
  $3.00                    91,190            0            9.08
  $3.50-$5.13             231,442       46,573            2.65
  $6.00                   231,949      108,602            8.28
  $8.75-$81.25              2,800        2,256            5.75


PRO FORMA INFORMATION FOR STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to the date of the Merger (see Note 1) and the Black-Scholes option pricing model for options granted on and subsequent to the date of the Merger. The following weighted-average assumptions were used to determine the fair value for 1998, 1997 and 1996, respectively; a risk-free interest rate of 5.3% in 1998 and 6.3% in 1997 and 1996 each year, an expected dividend yield of 0% each year, an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 1.028 - 1.042 in 1998, .897 in 1997 and 1.276 for options granted between June 7, 1996 and December 31, 1996, and a weighted-average expected life of the options of six years.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:

                                    1998      1997      1996
                                 -------------------------------
Pro forma net loss                $(1,660)  $(1,935)   $(2,281)
Pro forma net loss per share      $ (1.12)  $ (1.23)   $ (2.02)

                   Occupational Health + Rehabilitation Inc.

             (Dollar amount in thousands, except per share data)


9. BENEFIT PLANS (CONTINUED)

401(K) PLAN

The Company has a qualified 401(k) plan for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions. Company contributions to the 401(k) plan were $153, $132 and $67 during 1998, 1997 and 1996, respectively

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Occupational Health + Rehabilitation Inc

March 30, 1999

                                        By: /s/ John C. Garbarino
                                            ------------------------------------
                                            JOHN C. GARBARINO
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            AND DIRECTOR

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

         SIGNATURE                           TITLE                                             DATE
         ---------                           -----                                             ----
    /s/ John C. Garbarino                    President, Chief Executive Officer           March 30, 1999
----------------------------------           (principal executive officer)
      JOHN C. GARBARINO


    /s/ Richard P. Quinlan                   Chief Financial Officer,                     March 30, 1999
----------------------------------           General Counsel
       RICHARD P. QUINLAN                    (principal financial and accounting officer)


     /s/ Edward L. Cahill                    Director                                     March 30, 1999
---------------------------------
       EDWARD L. CAHILL

    /s/ Kevin J. Dougherty                   Director                                     March 30, 1999
---------------------------------
       KEVIN J. DOUGHERTY

     /s/ Angus M. Duthie                     Director                                     March 30, 1999
---------------------------------
        ANGUS M. DUTHIE

    /s/ Donald W. Hughes                     Director                                     March 30, 1999
---------------------------------
       DONALD W. HUGHES

      /s/ Frank H. Leone                     Director                                     March 30, 1999
---------------------------------
         FRANK H. LEONE

    /s/ Steven W. Garfinkle                  Director                                     March 30, 1999
---------------------------------
       STEVEN W. GARFINKLE

                                 EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

 4.03 (b) Letter Agreement by and between the Company and BankBoston, N.A. modifying certain terms of their Revolving Credit Agreement dated as of November 13, 1997 between the parties.

11.01          Statement re Computation of Per Share Earnings.

21.01          Subsidiaries of the Company.

23.01          Consent of Ernst & Young LLP.

27.01          Financial Data Schedule.