Form 10-Q
period 1999-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1999-05-13
CIK 887757

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:       March 31, 1999

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

                                 YES [X]     NO [_]


    The number of shares outstanding of the registrant's Common Stock as of May 6, 1999 was 1,479,444.


--------------------------------------------------------------------------------

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

                               TABLE OF CONTENTS
                        PART I --- FINANCIAL INFORMATION

                                                                         Page No.
                                                                         --------
Item 1.    Financial Statements
              Consolidated Balance Sheets.................................   3
              Consolidated Statements of Operations.......................   4
              Consolidated Statements of Cash Flows.......................   5
              Notes to Consolidated Financial Statements..................   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....  15

                          PART II - OTHER INFORMATION

Item 5.    Other Information..............................................  15
Item 6.    Exhibits and Reports on Form 8-K...............................  15

Signatures................................................................  16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                             March 31,   December 31,
ASSETS                                                                                         1999          1998
------                                                                                      -----------  ------------
                                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents.........................................................      $ 1,075        $ 1,562
     Accounts receivable, net..........................................................        6,098          5,137
     Notes receivable..................................................................          293            292
     Prepaid expenses and other assets.................................................          191            349
                                                                                             -------        -------
Total current assets...................................................................        7,657          7,340

Property and equipment, net............................................................        2,422          2,181
Goodwill, net..........................................................................        5,083          4,574
Notes receivable.......................................................................          117            175
Other assets...........................................................................          212            209
                                                                                             -------        -------
     Total assets......................................................................      $15,491        $14,479
                                                                                             =======        =======

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
-------------------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses.............................................      $ 2,916         $2,593
     Current portion of long-term debt.................................................        1,479            901
     Current portion of obligations under capital leases...............................          217            152
                                                                                             -------         ------
Total current liabilities..............................................................        4,612          3,646

Long-term debt, less current maturities................................................          993            999
Obligations under capital leases.......................................................          233            117
                                                                                             -------         ------
Total liabilities......................................................................        5,838          4,762

Minority interest......................................................................          760            681
Redeemable stock:
     Redeemable, convertible preferred stock, Series A, $.001
      par value ---  $8,500,002 liquidation value, 1,666,667 shares
      authorized, 1,416,667 shares issued and outstanding..............................        8,459          8,455
Stockholders' equity:
     Preferred stock, $.001 par value - 3,333,333 shares
      authorized; none issued and outstanding..........................................          ---            ---
      Common stock, $.001 par value -- 10,000,000 shares authorized;
        1,579,479 shares issued in 1999 and 1998 and 1,479,444 and
        1,478,977 shares outstanding in 1999 and 1998, respectively....................            1              1
      Additional paid-in capital.......................................................       10,620         10,620
      Accumulated deficit..............................................................       (9,687)        (9,540)
      Less treasury stock, at cost, 100,502 shares.....................................         (500)           (500)
                                                                                             -------         -------
      Total stockholders' equity.......................................................          434            581
                                                                                             -------         ------
      Total liabilities, redeemable stock and stockholders' equity.....................      $15,491         $14,479
                                                                                             =======         =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     Consolidated Statements of Operations

                     (In thousands, except per share data)

                                  (Unaudited)


                                                      Three  months ended March  31,
                                                     -------------------------------
                                                         1999                  1998
                                                         ----                  ----

Revenue............................................. $       7,014           $   5,277

Expenses:
   Operating........................................         5,881               4,503
   General and administrative.......................           866                 708
   Depreciation and amortization....................           234                 176
                                                      ------------           ---------
                                                             6,981               5,387
                                                      ------------           ---------
                                                                33                (110)
Nonoperating gains (losses):
   Interest income..................................            19                  47
   Interest expense.................................           (47)                (51)
   Minority interest in net profit of subsidiaries..          (147)                (81)
                                                      ------------           ---------

Loss before income taxes and cumulative effect of
 a change in accounting principle...................          (142)               (195)
Income taxes........................................            --                  --
                                                      ------------           ---------

Loss before cumulative effect of a change in
 accounting principle...............................          (142)               (195)
Cumulative effect of change in accounting
 principle..........................................            --                (155)
                                                      ------------           ---------

Net loss............................................  $       (142)          $    (350)
                                                      ============           =========
Net loss available to common shareholders...........  $       (146)          $    (354)
                                                      ============           =========

Per share amounts:
Loss before cumulative effect of a change in
 accounting principle...............................  $      (0.10)          $   (0.13)
Cumulative effect of change in accounting
 principle..........................................            --               (0.11)
                                                      ------------           ---------

Net loss per common share...........................  $      (0.10)          $   (0.24)
                                                      ============           =========

Weighted average common shares......................     1,479,444           1,478,977
                                                      ============           =========


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     Consolidated Statements of Cash Flows

                           (Unaudited, in thousands)

                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                                1999                1998
                                                                              --------            --------
OPERATING ACTIVITIES:
Net loss....................................................................   $ (142)             $ (350)
Adjustments to reconcile net loss to net cash used in operating activities net of assets acquired through acquisitions or business combinations:
    Depreciation............................................................      155                  99
    Amortization............................................................       79                  77
    Cumulative effect of change in accounting principle.....................                          155
    Minority interest in net profit of subsidiaries.........................      147                  81
    Changes in operating assets and liabilities:
      Accounts receivable...................................................     (961)               (597)
      Prepaid expenses and other current assets.............................      148                  89
      Notes receivable......................................................       57
      Accounts payable and accrued expenses
        and other long-term liabilities.....................................      324                 115
                                                                               ------              ------
Net cash used by operating activities.......................................     (193)               (331)


INVESTING ACTIVITIES:
Cash paid to joint venture partners relating to distributions...............     (240)                ---
Property and equipment additions............................................     (209)                (45)
Cash paid for acquisitions..................................................     (463)               (154)
                                                                               ------              ------
Net cash used by investing activities.......................................     (912)               (199)

FINANCING ACTIVITIES:
Payments of long-term debt..................................................      (62)                (47)
Payments on capital lease obligations.......................................      (49)                (33)
Proceeds from lines of credit and loans payable.............................      729                 ---
                                                                               ------              ------
Net cash provided (used) by financing activities............................      618                 (80)
                                                                               ------              ------
Net decrease in cash and cash equivalents...................................     (487)               (610)
Cash and cash equivalents at beginning of period............................    1,562               4,180
                                                                               ------              ------
Cash and cash equivalents at end of period..................................   $1,075              $3,570
                                                                               ======              ======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   Notes to Consolidated Financial Statements
                    (Unaudited, dollar amounts in thousands)



1.  Basis of Presentation

  The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company", "OH+R") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and results of operations for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year.


2.    Net Loss per Common Share

  The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts. In 1999 and 1998, respectively, for purposes of the net loss per share calculation, the net loss has been increased by $4 of preferred stock accretion. The effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive for the years presented.

3.  Adoption of New Accounting Pronouncement

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its preopening costs in connection with new centers and its costs associated with new service lines.
The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $155 ($0.11 per share) to expense costs that had been capitalized prior to January 1, 1998.

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                                  Three Months Ended
                                                                      March 31,
                                                              1999                   1998
                                                             ------------------------------

EARNINGS PER COMMON SHARE

 Weighted average common stock outstanding
   during the period.................................        1,479,444              1,478,977
                                                            ==========            ===========
 Loss before cumulative effect of a change
   in accounting principle...........................       $     (142)           $      (195)
 Cumulative effect of change in accounting
   principle.........................................               --                   (155)
                                                            ----------             ----------
 Net loss............................................       $     (142)            $     (350)


 Less: Accretion of preferred stock redemption
   value.............................................               (4)                    (4)
                                                            ----------             ----------
 Net loss available to common stock..................       $     (146)            $     (354)
                                                            ==========             ==========
 Loss before cumulative effect of a change
   in accounting principle...........................       $    (0.10)            $    (0.13)
 Cumulative effect of change in accounting
   principle.........................................               --                  (0.11)
                                                            ----------             ----------
 Net loss per common share...........................       $    (0.10)            $    (0.24)
                                                            ==========             ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION

 Weighted average common stock outstanding during
   the period.......................................         1,479,444              1,478,977
 Plus:  Incremental shares from assumed conversions
     of Series A preferred stock....................         1,416,667              1,416,667
 Convertible subordinated debt......................            25,000                 25,000
                                                            ----------             ----------
  Adjusted weighted average shares..................         2,921,111              2,920,644
                                                            ==========             ==========


 Loss before cumulative effect of a change
   in accounting principle..........................        $     (142)            $     (195)
 Cumulative effect of change in accounting
   principle........................................                --                   (155)
                                                            ----------             ----------
 Net loss...........................................        $     (142)            $     (350)
 Plus:  Interest expense on convertible
    subordinated debt...............................                 3                      4
 Less:  Accretion on preferred stock
   redemption value.................................                (4)                    (4)
                                                            ----------             ----------
 Adjusted net loss available to common stock (143)..        $     (143)            $     (350)
                                                            ==========             ==========

 Loss before cumulative effect of a change
   in accounting principle..........................        $    (0.05)            $    (0.07)
 Cumulative effect of change in accounting
   principle........................................                --                  (0.05)
                                                            ----------             ----------
 Net loss per common share - assuming dilution......        $    (0.05)            $    (0.12)
                                                            ==========             ==========

Notes: The effect of options and warrants is not considered as it would be antidilutive.

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

  The Company is the surviving corporation of a merger (the "Merger") of OH+R into Telor Ophthalmic Pharmaceuticals, Inc. Pursuant to the Merger, the ophthalmic pharmaceutical business of Telor ceased, and the business of the Company was changed to the business of OH+R.

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

                                                   Three Months
                                                 -----------------
                                                  Ended March 31,
                                                 -----------------
                                                  1999      1998
                                                 -------  --------

    Revenue....................................     100%      100%
    Operating expenses.........................   (83.8)    (85.3)
    General and administrative expenses........   (12.3)    (13.4)
    Depreciation and amortization expense......    (3.3)     (3.3)
    Interest income............................      .3       0.8
    Interest expense...........................     (.7)     (1.0)
    Minority interest in net (profit) loss of
     subsidiaries..............................    (2.1)     (1.5)
                                                  ------    ------

         Net loss..............................    (1.9)%    (3.7)%
                                                  ======    ======


RESULTS OF OPERATIONS (dollar amounts in thousands)
---------------------

Three Months Ended March 31, 1999 and 1998
------------------------------------------

Revenue

  Revenue increased 32.9% to approximately $7,014 in the three months ended March 31, 1999 from approximately $5,277 in the three months ended March 31, 1998. Of the approximately $1,737 increase in revenue in the three months ended March 31, 1999 compared to the three months ended March 31, 1998, approximately $1,153 related to centers acquired subsequent to March 31, 1998 and the remaining $584 related to additional volume at existing centers.

Operating, General and Administrative Expenses

  Operating expenses increased 30.6% to approximately $5,881 in the three months ended March 31, 1999 from approximately $4,503 in the three months ended March 31, 1998. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 83.8% in the three months ended March 31, 1999 as compared to 85.3% in the three months ended March 31, 1998. The centers, in the aggregate, improved upon their profitability before general and administrative expenses during the first quarter of 1999 as center operating profit improved to 16.2% in 1999 from 14.7% in 1998.

  General and administrative expenses increased 22.3% to approximately $866 in the three months ended March 31, 1999 from $708 in the three months ended March 31, 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses approximated 12.3% in the three months ended March 31, 1999 compared to 13.4% in the three months ended March 31, 1998.

Depreciation and Amortization

  Depreciation and amortization expense increased 33.0% to approximately $234 in the three months ended March 31, 1999 from approximately $176 in the three months ended March 31, 1998. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions as well as the Company's capital expenditure program which is primarily focused on upgrading its information services infrastructure. As a percentage of revenue, depreciation and amortization was 3.3% in both the three months ended March 31, 1999 and 1998.

Minority Interest

  Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the three months ended March 31, 1999, the minority interest in net gains of subsidiaries was $147 compared to $81 in the three months ended March 31, 1998. For the first quarter of 1999, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

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

Liquidity and Capital Resources

  Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital lease borrowings and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. At March 31, 1999, the Company had $3,045 in working capital, a decrease of $649 from December 31, 1998. The Company has utilized its funds in
its expansion effort and for working capital.   The Company's principal sources
of liquidity as of March 31, 1999 consisted of (i) cash and cash equivalents aggregating approximately $1,075 and (ii) current accounts and notes receivable of approximately $6,391.

  Net cash used in operating activities by the Company during the three months ended March 31, 1999 was approximately $193 as compared to approximately $331 for the three months ended March 31, 1998. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and to fund Company operating losses. The improvement in net cash used by operating activities is primarily due to the improved financial performance of the Company's centers.

  Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was approximately $912 and $199, respectively. Amounts involved in investing activities included the use of $209 and $45 for fixed asset additions in the three months ended March 31, 1999 and 1998, respectively. Fixed asset additions for the three months ended March 31, 1999 related primarily to computer hardware and software. For the three months ended March 31, 1999, the Company paid $463 for the purchase of an occupational medicine center, a physical therapy practice and intangibles. Amounts invested during the three months ended March 31, 1998 included the purchase of a physician and physical therapy practice, and the payment of additional purchase price in accordance with the terms negotiated in connection with prior acquisitions, which together amounted to $154. Finally, during the three months ended March 31, 1999, the Company paid cash of $240 relating to distributions to its joint venture partners. Depending upon the cash balances in the joint venture cash accounts, the Company expects to make future distributions as well.

  Net cash provided (used) by financing activities was $618 and ($80) for the three months ended March 31, 1999 and 1998, respectively. The Company used funds of approximately $111 and $80 in 1999 and 1998, respectively for the payment of long-term debt and other current obligations. For the three months ended March 31, 1999, the Company received proceeds from its lines of credit (both Company credit facilities and Master Lease Agreement) of $729. These funds were utilized to fund first quarter of 1999 acquisitions as well as primarily information services capital expenditures.

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

  The Company has two separate lines of credit facilities. The first facility, as amended, provides the Company with $5,000 for working capital and acquisition needs (the "Company Line"). The second facility, as amended, provides up to $2,000 to be utilized by the Company's existing and future joint ventures (the "JV Line"). The borrowing base of the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. As of March 31, 1999, the outstanding balance on the lines of credit aggregated $812. In addition, during 1999 the Company entered into an amended Lease Agreement to
provide secured financing of $2,000.   As of March 31, 1999, $450 was
outstanding.  All three sources of funding expire on December 31, 1999.

  The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the previously mentioned credit facilities and line, and cash generated from operations will be adequate through December 31, 1999 to provide working capital, fund debt repayments, to finance any necessary capital expenditures, and to fund the 1999 portion of the above referenced dividends payments, if any, through December 31, 1999. The Company will seek refinancing opportunities, as well as further financings during the 1999 fiscal year in anticipation of the maturity of the Company's existing credit facilities, potential dividend payments, and the Company's future needs during subsequent fiscal years. The Company will also consider raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund acquisitions by the Company and the level of the Company's available financial resources is an important competitive factor.

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

     The Company has not completed its review of embedded applications that control certain medical and other equipment. The Company expects to complete this review during the second quarter of 1999. The nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business. In particular, the Company has focused on reviewing and testing those applications the failure of which would be likely to cause a significant risk of either producing inaccurate information regarding a patient's risk of illness or injury or causing death or serious injury to patients under treatment in the Company's facilities. The Company believes that, because of the types of services it primarily provides and the nature of its patient population, there is a minimum likelihood of death or or serious injury occurring because of the failure of an embedded application. The Company expects to complete its review of this area during the third quarter of 1999 and to implement solutions based on its findings. The current estimated costs for equipment to be potentially replaced as a result of this review is approximately $50. The Company has included this estimate in its 1999 capital budget referenced below.

     The Company has sent inquiries to its significant equipment and medical suppliers concerning the Year 2000 compliance of their significant computer applications. Responses have been received from over 50% of those suppliers solicited. Although a review of these responses is still in process, no significant problems have yet been identified. Second requests are expected to be mailed to all non-respondents during the second quarter of 1999.

     During the third and fourth quarters of 1998 the Company sent inquiries to its significant third-party payors. The Company's third-party payors are a highly diffuse group and involve a class of several thousand parties. For the purposes of these initial inquiries sent in 1998, "significant" was deemed to mean a payor that represented $5 to $10 in revenue generation during the last twelve months depending on a center's revenue size. Although several hundred responses to those 1998 inquiries have been received to date and are still forthcoming and no serious payor issues have yet to be identified, the Company intends to narrow its focus during the second quarter of 1999 to a higher dollar revenue generating class. This narrower class not only will receive additional written inquiries if necessary, but will also be interviewed by telephone, if the Company deems it appropriate, as to their Year 2000 capabilities. Since the Company's revenues are derived from reimbursement by governmental and private third-party payors, it is obvious that the Company is dependent upon such payors' evaluation of their own Year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

     As noted above, the Company is executing the Year 2000 plan primarily with existing internal resources. The Company does not separately track the internal costs associated with the Year 2000 plan; however, the principal costs are related to payroll and the associated benefits for its information services group. Year 2000 remediation costs are incorporated into the Company's general capital budget for the fiscal year-ended 1999. The overall capital budget for 1999 is approximately $1,000. The costs included in this capital budget involving remediation of Year 2000 issues are not currently expected to be material to the results of operations or the financial condition of the Company.

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

Important Factors Regarding Forward-Looking Statements

  Statements contained in this Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams and the Company's efforts to achieve Year 2000 compliance.
In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. Among the risks and uncertainties that may affect the Company's actual results are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions and working capital needs, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally, internal and/or third-party delays or failures in achieving Year 2000 compliance, and other risks described in this Quarterly Report on Form 10-Q and this Company's other filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.  OTHER INFORMATION

    The Company must comply with continuing listing standards in order to maintain its inclusion on the Nasdaq SmallCap Market ("Nasdaq"). On February 4, 1999 Nasdaq informed the Company that it had failed to maintain a minimum of two active market makers. In accordance with applicable Nasdaq guidelines the Company requested a hearing and a date was set for April 30, 1999. On April 16, 1999 the Company retained a second market maker and cured this deficiency. Nasdaq, however, informed the Company on April 15, 1999 that the Company had a new deficiency since the Company did not, in Nasdaq's opinion, maintain net tangible assets of at least $2,000,000. The NASD manual defines net tangible assets as total assets (including the value of patents, copyrights and trademarks but excluding the minimum value of goodwill) less total liabilities. Nasdaq's position is that in addition to the total liabilities set forth on the Company's balance sheet, the value of the Company's minority interest and Series A Redeemable Convertible Preferred Stock should also be deductible as liabilities from the value of the Company's total assets. These two additional deductions would cause the Company to fail to satisfy the standard. The Company's position is that these two items in accordance with accounting industry and SEC guidelines are not liabilities and should not be deducted for purposes of determining net tangible assets. Thus, the Company believes it has satisfied this requirement. The Company presented its position to Nasdaq at the hearing on April 30, 1999. Nasdaq stated that a determination as to the Company's continued listing is expected to be rendered within four to six weeks from such date.

    Although the Company believes its calculation of its net tangible assets is appropriate, there can be no assurance that Nasdaq will ultimately concur. If Nasdaq rejects the Company's determination, it is likely trading, if any, in the Company's Common Stock will be conducted in the non-Nasdaq over-the-counter market. As a result, an investor could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock, and the cumulative effect of the same could cause a decline in the market price of the Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits
          27.01  Financial Data Schedule.*

*Filed herewith

        b.  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OCCUPATIONAL HEALTH + REHABILITATION INC


                                      By: /s/ John C. Garbarino
                                          --------------------------------------
                                          John C. Garbarino
                                          President and Chief Executive Officer
                                          (principal executive officer)


                                         By: /s/ Richard P. Quinlan
                                             -----------------------------------
                                             Richard P. Quinlan
                                             Chief Financial Officer, Treasurer,
                                             Secretary and General Counsel
                                             (principal financial officer)


Date: May 6, 1999

                                 EXHIBIT INDEX


Exhibit
  No.                    Description
-------                  -----------

27.01                    Financial Data Schedule.