Form 10-Q
period 1999-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1999-08-13
CIK 887757

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

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

                                      YES [X]  NO [_]

     The number of shares outstanding of the registrant's Common Stock as of August 6, 1999 was 1,479,444

--------------------------------------------------------------------------------

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                         Quarterly Report on Form 10-Q

                      For the Quarter Ended June 30, 1999

                               TABLE OF CONTENTS

                       PART I --- FINANCIAL INFORMATION

                                                                                     Page No.
                                                                                     --------
Item 1.        Financial Statements

                   Consolidated Balance Sheets......................................     3
                   Consolidated Statements of Operations............................     4
                   Consolidated Statements of Cash Flows............................     6
                   Notes to Consolidated Financial Statements.......................     7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................     9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........    17

                          PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.....................................    17
Signatures     .....................................................................    18
Exhibit Index  .....................................................................    19

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                          Consolidated Balance Sheets

                     (In thousands, except share amounts)

                                                       June 30,    December 31,
ASSETS                                                   1999          1998
------                                               -----------  -------------
                                                     (Unaudited)
Current assets:
      Cash and cash equivalents...................   $     1,449     $    1,562
      Accounts receivable,  net...................         6,554          5,137
      Notes receivable............................           293            292
      Prepaid expenses and other assets...........           393            349
                                                     -----------     ----------
Total current assets..............................         8,689          7,340

Property and equipment, net.......................         2,406          2,181
Goodwill, net.....................................         5,027          4,574
Notes receivable..................................            58            175
Other assets......................................           205            209
                                                     -----------     ----------
      Total assets................................   $    16,385     $   14,479
                                                     ===========     ==========


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS'
------------------------------------------------
EQUITY
------

Current liabilities:
      Accounts payable and accrued
       expenses...................................   $     3,673     $    2,593
      Current portion of long-term debt...........         1,452            901
      Current portion of obligations under
      capital leases..............................           252            152
                                                     -----------     ----------
Total current liabilities.........................         5,377          3,646

Long-term debt, less current maturities...........           973            999
Obligations under capital leases..................           286            117
                                                     -----------     ----------
Total liabilities.................................         6,636          4,762

Minority interest.................................           792            681
Redeemable stock:
     Redeemable, convertible preferred stock,
     Series A, $.001 par value - $8,500,002
     liquidation value, 1,666,667 shares
     authorized, 1,416,667 shares issued
     and outstanding..............................         8,463          8,455
Stockholders' equity:
     Preferred stock, $.001 par value - 3,333,333
      shares authorized; none issued
      and outstanding.............................             -              -
  Common stock, $.001 par value -- 10,000,000
    shares authorized; 1,579,946 shares issued
    in 1999 and 1,579,479 in 1998 and 1,479,444
    and 1,478,977 shares outstanding in 1999 and
    1998, respectively............................             1              1
  Additional paid-in capital......................        10,620         10,620
  Accumulated deficit.............................        (9,627)        (9,540)
  Less treasury stock, at cost, 100,502
  shares..........................................          (500)          (500)
                                                     -----------     ----------
  Total stockholders' equity......................           494            581
                                                     -----------     ----------
  Total liabilities, redeemable stock and
   stockholders' equity...........................   $    16,385     $   14,479
                                                     ===========     ==========

                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                     Consolidated Statements of Operations

            (In thousands, except share amounts and per share data)

                                  (Unaudited)

                                                                 Three  months ended June 30,
                                                                 ---------------------------
                                                                 1999                   1998
                                                                 ----                   ----
Revenue....................................................      $     7,818        $    5,686

Expenses:
   Operating...............................................            6,414             4,787
   General and administrative..............................              913               720
   Depreciation and amortization...........................              248               182
                                                                 -----------        ----------
                                                                       7,575             5,689
                                                                 -----------        ----------
                                                                         243                (3)
Nonoperating gains (losses):
   Interest income.........................................               19                52
   Interest expense........................................              (59)              (48)
   Minority interest in net profit of subsidiaries.........             (140)              (97)
                                                                 -----------        ----------

Income/(loss) before income taxes..........................               63               (96)
Income taxes...............................................             ----              ----
                                                                 -----------        ----------

Net income/(loss)..........................................      $        63        $      (96)
                                                                 ===========        ==========

Net income/(loss) available to common shareholders.........      $        59        $     (100)
                                                                 ===========        ==========

Per share amounts:

  Net income (loss) per common share -basic................      $      0.04        $    (0.07)
                                                                 ===========        ==========

Net income (loss) per common share - assuming dilution.....      $      0.02        $    (0.07)
                                                                 ===========        ==========

Weighted average common shares.............................       1 ,479,444         1,478,977
                                                                 ===========         ==========

                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                     Consolidated Statements of Operations
            (In thousands, except share amounts and per share data)
                                  (Unaudited)

                                                                                Six  months ended June 30,
                                                                                --------------------------
                                                                                1999                  1998
                                                                                ----                  ----
Revenue...................................................................     $   14,832       $   10,963

Expenses:
   Operating..............................................................         12,295            9,290
   General and administrative.............................................          1,779            1,428
   Depreciation and amortization..........................................            482              358
                                                                               ----------       ----------
                                                                                   14,556           11,076
                                                                               ----------       ----------
                                                                                      276             (113)
Nonoperating gains (losses):
   Interest income........................................................             38               99
   Interest expense.......................................................           (106)             (99)
   Minority interest in net profit of subsidiaries........................           (287)            (178)
                                                                               ----------       ----------

Loss before income taxes and cumulative effect of a change in accounting
   principle..............................................................            (79)            (291)
Income taxes..............................................................           ----             ----
                                                                               ----------       ----------

Loss before cumulative effect of a change in accounting principle.........            (79)            (291)
Cumulative effect of change in accounting principle.......................           ----             (155)
                                                                               ----------       ----------

Net loss..................................................................     $      (79)      $     (446)
                                                                               ==========       ==========

Net loss available to common shareholders.................................     $      (87)      $     (454)
                                                                               ==========       ==========

Per share amounts:
  Loss before cumulative effect of a change in accounting principle.......     $    (0.06)      $    (0.20)
  Cumulative effect of net change in accounting principle.................           ----            (0.11)
                                                                               ----------       ----------

  Net loss per common share - basic.......................................     $    (0.06)      $    (0.31)
                                                                               ==========       ==========

Weighted average common shares............................................      1,479,444        1,478,977
                                                                               ==========       ==========

                            See Accompanying Notes
                   OCCUPATIONAL HEALTH + REHABILITATION INC
                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                          Six  months ended June 30,
                                                                                          --------------------------
                                                                                          1999                  1998
                                                                                          ----                  ----
OPERATING ACTIVITIES:
Net loss............................................................................    $   (79)              $  (446)
Adjustments to reconcile net loss to net cash used in operating activities net of assets acquired through acquisitions or business combinations:
    Depreciation....................................................................        319                   202
    Amortization....................................................................        163                   156
    Cumulative effect of change in accounting principle.............................        ---                   155
    Minority interest in net profit of subsidiaries.................................        287                   178
    Changes in operating assets and liabilities:
      Accounts receivable...........................................................     (1,417)                 (980)
      Prepaid expenses and other current assets.....................................        (62)                   24
      Notes receivable..............................................................        116                   (50)
      Deposits and other non-current assets.........................................        ---                     4
      Accounts payable and accrued expenses
        and other long-term liabilities.............................................      1,080                   288
                                                                                        -------               -------
 Net cash provided/(used) by operating activities...................................        407                  (469)

 INVESTING ACTIVITIES:
 Distributions to joint venture partners............................................       (349)                  ---
 Property and equipment additions...................................................       (200)                 (136)
 Cash paid for acquisitions.........................................................       (473)                 (205)
                                                                                        -------               -------
 Net cash used by investing activities..............................................     (1,022)                 (341)

 FINANCING ACTIVITIES:
 Payments of long-term debt.........................................................       (109)                 (312)
 Payments on capital lease obligations..............................................       (118)                  (66)
 Proceeds from lines of credit and loans payable....................................        729                   ---
                                                                                        -------               -------
 Net cash provided (used) by financing activities...................................        502                  (378)
                                                                                        -------               -------
 Net decrease in cash and cash equivalents..........................................       (113)               (1,188)
 Cash and cash equivalents at beginning of period...................................      1,562                 4,180
                                                                                        -------               -------
 Cash and cash equivalents at end of period.........................................    $ 1,449               $ 2,992
                                                                                        =======               =======

                            See Accompanying Notes

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                  Notes to Consolidated Financial Statements
                   (Unaudited, dollar amounts in thousands)


1.  Basis of Presentation

   The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company", "OH+R") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and results of operations for the three and six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full year.

2.  Net Income (Loss) per Common Share

   The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts. For the six months ended June 30, 1999 and 1998, respectively, for purposes of the net income (loss) per share calculation, the net income (loss) has been increased by $8 of preferred stock accretion. For the six months ended June 30, 1999 and 1998 and for the three months ended June 30, 1998, the effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive.

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

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):

                                                                           Three Months Ended              Six Months Ended
                                                                               June 30,                         June 30,
                                                                         1999             1998          1999            1998
                                                                     -----------------------------   ---------------------------
EARNINGS PER COMMON SHARE

     Weighted average common stock outstanding
         during the period....................................        1 ,479,444         1,478,977    1,479,444        1,478,977
                                                                     ===========        ==========   ==========       ==========
     Income/(loss) before cumulative effect of a change
         in accounting principle..............................       $        63        $      (96)  $      (79)      $     (291)
     Cumulative effect of change in accounting
         principle............................................                --                --           --             (155)
                                                                     -----------        ----------   ----------       ----------
     Net income/( loss).......................................                63               (96)         (79)            (446)

     Less: Accretion of preferred stock redemption
         value................................................                (4)               (4)          (8)              (8)
                                                                     -----------        ----------   ----------       ----------
     Net income/( loss) available to common stock.............       $        59        $     (100)  $      (87)      $     (454)
                                                                     ===========        ==========   ==========       ==========

     Income/(loss) before cumulative effect of a change
         in accounting principle..............................       $      0.04        $    (0.07)  $    (0.06)      $    (0.20)
     Cumulative effect of change in accounting
         principle............................................                --                --           --            (0.11)
                                                                     -----------        ----------   ----------       ----------
     Net income/( loss) per common share......................       $      0.04        $    (0.07)  $    (0.06)      $    (0.31)
                                                                     ===========        ==========   ==========       ==========


EARNINGS PER COMMON SHARE - ASSUMING DILUTION
     Weighted average common stock outstanding during
         the period...........................................         1,479,444         1,478,977    1,479,444        1,478,977

     Plus:  Incremental shares from assumed conversions
             of Series A preferred stock......................         1,416,667                --           --               --
             Convertible subordinated debt....................            25,000                --           --               --
         Options..............................................            59,968
                                                                     -----------        ----------   ----------       ----------
     Adjusted weighted average shares.........................        2, 981,079         1,478,977    1,479,444        1,478,977
                                                                     ===========        ==========   ==========       ==========

     Income/(loss) before cumulative effect of a change
         in accounting principle..............................       $        63        $      (96)  $      (79)      $     (291)
     Cumulative effect of change in accounting
         principle............................................                --                --                          (155)
                                                                     -----------        ----------   ----------       ----------

     Net income/(loss)........................................       $        63        $      (96)         (79)            (446)
     Plus: Interest expense on convertible
         subordinated debt....................................                 3
     Less:  Accretion on preferred stock .....................
         redemption value.....................................                (4)               (4)          (8)              (8)
                                                                     -----------        ----------   ----------      -----------
     Adjusted  net income/(loss) available to common stock           $        62        $     (100)  $      (87)     $      (454)
                                                                     ===========       ===========   ==========      ===========

     Income/(loss) before cumulative effect of a change
         in accounting principle..............................       $      0.02        $    (0.07)  $    (0.06)     $     (0.20)
     Cumulative effect of change in accounting
         principle............................................                --                --           --            (0.11)
                                                                     -----------       -----------   ----------      -----------
     Net income/(loss) per common share - assuming dilution          $      0.02       $     (0.07)  $    (0.06)     $     (0.31)
                                                                     ===========       ===========   ==========      ===========

Notes: The effect of options, warrants, and convertible securities is not shown in periods in which the Company generated losses as it would be antidilutive.

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

                                                      Three Months Ended               Six Months Ended
                                                      ------------------               ----------------
                                                          June 30,                         June 30,
                                                          --------                         -------
                                                   1999                1998         1999            1998
                                                --------           --------      -------         -------
      Revenue................................      100.0%             100.0%       100.0%           100.0%
      Operating expenses....................       (82.0)             (84.2)       (82.9)           (84.7)
      General and administrative expenses....      (11.7)             (12.7)       (12.0)           (13.0)
      Depreciation and amortization expense..       (3.2)              (3.2)        (3.3)            (3.3)
      Interest income........................        0.2                0.9          0.3              0.9
      Interest expense.......................       (0.7)              (0.8)        (0.7)            (0.9)
      Minority interest in net (profit)
       loss of subsidiaries..................       (1.8)              (1.7)        (1.9)            (1.6)
                                                --------           --------      -------         --------

      Net income/(loss) before cumulative
       effect of a change in accounting
       principle.............................        0.8%              (1.7)%       (0.5)%           (2.6)%

            Cumulative effect of change
      in accounting principle................        ---                ---          ---             (1.4)
                                                --------           --------      -------         --------
            Net income(loss).................        0.8%              (1.7)%       (0.5)%           (4.0)%
                                                ========           ========      =======         ========

RESULTS OF OPERATIONS (dollar amounts in thousands)
---------------------

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

Revenue

     Revenue increased 37.5% to approximately $7,818 in the three months ended June 30, 1999 from approximately $5,686 in the three months ended June 30, 1998. Of the approximately $2,132 increase in revenue in the three months ended June 30, 1999 compared to the three months ended June 30, 1998, approximately $1,320 related to centers acquired subsequent to June 30, 1998 and the remaining $812 related to additional volume at existing centers.

Operating, General and Administrative Expenses

     Operating expenses increased 34.0% to approximately $6,414 in the three months ended June 30, 1999 from approximately $4,787 in the three months ended June 30, 1998. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 82.0% in the three months ended June 30, 1999 as compared to 84.2% in the three months ended June 30, 1998. The centers, in the aggregate, improved upon their profitability before general and administrative expenses during the second quarter of 1999 as center operating profit improved to 18.0% in 1999 from 15.8% in 1998.

     General and administrative expenses increased 26.8% to approximately $913 in the three months ended June 30, 1999 from $720 in the three months ended June 30, 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses approximated 11.7% in the three months ended June 30, 1999 compared to 12.7% in the three months ended June 30, 1998.

Depreciation and Amortization

     Depreciation and amortization expense increased 36.3% to approximately $248 in the three months ended June 30, 1999 from approximately $182 in the three months ended June 30, 1998. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions as well as the Company's capital expenditure program which is primarily focused on upgrading its information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3.2% for both the three months ended June 30, 1999 and 1998.

Minority Interest

     Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the three months ended June 30, 1999, the minority interest in net gains of subsidiaries was $140 compared to $97 in the three months ended June 30, 1998. For the second quarter of 1999, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

Six Months Ended June 30, 1999 and 1998
---------------------------------------

Revenue

     Revenue increased 35.3% to approximately $14,832 in the six months ended June 30, 1999 from approximately $10,963 in the six months ended June 30, 1998. Of the approximately $3,869 increase in revenue in the six months ended June 30, 1999 compared to the six months ended June 30, 1998, approximately $2,474 related to centers acquired subsequent to June 30, 1998 and the remaining $1,395 related to additional volume at existing centers.

Operating, General and Administrative Expenses

     Operating expenses increased 32.3% to approximately $12,295 in the six months ended June 30, 1999 from approximately $9,290 in the six months ended June 30, 1998. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined to 82.9% in the six months ended June 30, 1999 as compared to 84.7% in the six months ended June 30, 1998. The centers, in the aggregate, improved upon their profitability before general and administrative expenses during the first half of 1999 as center operating profit improved to 17.1% in 1999 from 15.3% in 1998.

     General and administrative expenses increased 24.6% to approximately $1,779 in the six months ended June 30, 1999 from $1,428 in the six months ended June 30, 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses approximated 12.0% in the six months ended June 30, 1999 compared to 13.0% in the six months ended June 30, 1998.

Depreciation and Amortization

     Depreciation and amortization expense increased 34.6% to approximately $482 in the six months ended June 30, 1999 from approximately $358 in the six months ended June 30, 1998. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions as well as the Company's capital expenditure program which is primarily focused on upgrading its information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3.3% for both the six month periods ended June 30, 1999 and 1998.

Minority Interest

     Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the six months ended June 30, 1999, the minority interest in net gains of subsidiaries was $287 compared to $178 in the six months ended June 30, 1998. During the first half of 1999, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

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

Liquidity and Capital Resources

     Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital lease borrowings and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. At June 30, 1999, the Company had $3,312 in working capital, a decrease of $382 from December 31, 1998. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of June 30, 1999 consisted of (i) cash and cash equivalents aggregating approximately $1,449, (ii) current accounts and notes receivable of approximately $6,847, and (iii) debt credit facility availability of $5,916.

     Net cash provided (used) by operating activities by the Company during the six months ended June 30, 1999 was approximately $407 as compared to approximately $(469) for the six months ended June 30, 1998. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and to fund Company operating losses. The improvement in net cash provided (used) by operating activities is primarily due to the improved financial performance of the Company's centers.

     Net cash used by investing activities for the six months ended June 30, 1999 and 1998 was approximately $1,022 and $341, respectively. Amounts involved in investing activities included the use of $200 and $136 for fixed asset additions in the six months ended June 30, 1999 and 1998, respectively. Fixed asset additions for the six months ended June 30, 1999 related primarily to computer hardware and software. For the six months ended June 30, 1999, the Company paid $473 for the purchase of an occupational medicine center, a physical therapy practice and related intangibles. Amounts invested during the six months ended June 30, 1998 included the purchase of a physician and physical therapy practice, and the payment of additional purchase price in accordance with the terms negotiated in connection with prior acquisitions, which together amounted to $205. Finally, during the six months ended June 30, 1999, the Company paid cash of $349 relating to distributions to its joint venture partners. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allows the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make future distributions as well, depending upon the cash balances in the joint venture cash accounts.

     Net cash provided (used) by financing activities was $502 and ($378) for the six months ended June 30, 1999 and 1998, respectively. The Company used funds of approximately $227 and $378 in 1999 and 1998, respectively for the payment of long-term debt and other current obligations. For the six months ended June 30, 1999, the Company received proceeds from its lines of credit (both Company credit facilities and Master Lease Agreement) of $729. These funds were utilized to fund first quarter 1999 acquisitions, as well as capital expenditures related primarily to information systems.

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

     The Company has two separate credit facilities. The first facility, as amended, provides the Company with $5,000 for working capital and acquisition needs (the "Company Line"). The second facility, as amended, provides up to $2,000 to be utilized by the Company's existing and future joint ventures (the "JV Line"). The borrowing base of the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. As of June 30, 1999, the outstanding balance on the lines of credit aggregated $812. In addition, during 1999 the Company entered into an amended Lease Agreement to provide secured financing of $2,000 for equipment purchases and tenant improvements. As of June 30, 1999, $400 was outstanding under the Lease Agreement. All three sources of funding expire on December 31, 1999.

     During July of 1999, the Company entered into a joint venture with a hospital system, with an aggregate contribution of $202 in cash and notes payable. The Company holds a 60% interest in the joint venture limited liability company. Additionally, during July the Company purchased a freestanding occupational medicine center located in Massachusetts. The purchase price was $235. These two transactions resulted in an additional utilization of $431 on the Company Line.

     The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the previously mentioned credit facilities and line, and cash generated from operations will be adequate through December 31, 1999 to provide working capital, fund debt repayments, to finance any necessary capital expenditures, and to fund the 1999 portion of the above referenced dividends payments, if any, through December 31, 1999. The Company is currently in active negotiations to extend and potentially increase its credit facilities availabilities in anticipation of the maturity of the Company's existing credit facilities on December 31, 1999, potential dividend payments referenced above, and the Company's future needs during subsequent fiscal years. Although there can be no assurance that the Company will be able to obtain the required credit facilities on commercially reasonable terms, or at all, the Company is currently optimistic that these negotiations will be completed and closed upon during the third or early fourth quarter of 1999, subject to receipt of all necessary approvals from the pertinent parties. Obviously, the failure to obtain any needed financing would have a material adverse effect on the Company's business, operating results and financial condition. The Company will also consider raising additional equity capital on an on-going basis as market factors and needs suggest, since additional resources may be necessary to fund acquisitions by the Company and the level of the Company's available financial resources is an important competitive factor.

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

     Thus, with regards to these areas, the Company has proceeded to the testing, remediation and implementation phase. The Company completed its review and testing of its practice management system during the first quarter of 1999. These tests indicated that existing software issues relevant to the Year 2000 problem could be corrected appropriately by utilizing so-called "patches" provided by the software vendor. Implementation of these "patches" has begun where necessary. Further, the Company has completed a number of acquisitions and joint ventures in recent years and some of the information systems associated with these entities have not been fully integrated with the Company's information systems. As the Company continues to grow, its capital budget for the fiscal year-ended December 31, 1999 is designed to convert these acquired systems to Year 2000 ready programs. The Y2K Committee has reviewed the implementation of the 1999 capital budget and has organized the schedule to assure that any existing non-compliant systems not susceptible to correction by a patch are completed by the end of the third quarter of 1999. Since acquisitions and other development transactions are expected to continue throughout 1999 and beyond the Year 2000, the Company has established systems and protocols to assure the timely conversion of information systems acquired in future transactions so that any adverse impacts are minimized. The Company may be challenged to timely convert acquisitions and development transactions occurring late in the fourth quarter of 1999, and will have to implement contingency plans at such time possibly involving manual systems in order to avoid any short term ill effects of the Year 2000 problem.

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


     The Company has not completed its review of embedded applications that control certain medical and other equipment. The Company's review was substantially completed during the second quarter of 1999, but further review will continue throughout the third quarter of 1999. The nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business. In particular, the Company has focused on reviewing and testing those applications the failure of which would be likely to cause a significant risk of either producing inaccurate information regarding a patient's risk of illness or injury or causing death or serious injury to patients under treatment in the Company's facilities. The Company believes that, because of the types of services it primarily provides and the nature of its patient population, there is a minimum likelihood of death or serious injury occurring because of the failure of an embedded application. The Company expects to complete its review of this area during the third quarter of 1999 and to implement solutions based on its findings. The current estimated costs for equipment to be potentially replaced as a result of this review is approximately $50. The Company has included this estimate in its 1999 capital budget referenced below.

     The Company has sent inquiries to its significant equipment and medical suppliers concerning the Year 2000 compliance of their significant computer applications. Responses have been received from over 60% of those suppliers solicited. Although a review of these responses is still in process, no significant problems have yet been identified. Further requests are expected to be mailed to all non-respondents during the third quarter of 1999.

     During the third and fourth quarters of 1998 the Company sent inquiries to its significant third-party payors. The Company's third-party payors are a highly diffuse group and involve a class of several thousand parties. For the purposes of these initial inquiries sent in 1998, "significant" was deemed to mean a payor that represented $5 to $10 in revenue generation during the last twelve months depending on a center's revenue size. Although several hundred responses to those 1998 inquiries have been received to date and are still forthcoming and no serious payor issues have yet to be identified, the Company narrowed its focus during the second quarter of 1999 to a higher dollar revenue generating class. This narrower class not only received additional written inquiries where necessary, but also were interviewed by telephone, if the Company deemed it appropriate, as to their Year 2000 capabilities. Since the Company's revenues are derived from reimbursement by governmental and private third-party payors, it is obvious that the Company is dependent upon such payors' evaluation of their own Year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

     As noted above, the Company is executing the Year 2000 plan primarily with existing internal resources. The Company does not separately track the internal costs associated with the Year 2000 plan; however, the principal costs are related to payroll and the associated benefits for its information services group. Year 2000 remediation costs are incorporated into the Company's general capital budget for the fiscal year- ended 1999. The overall capital budget for 1999 is approximately $1,000. The costs included in this capital budget involving remediation of Year 2000 issues are not currently expected to be material to the results of operations or the financial condition of the Company.

     Since to date the Company has been focusing on the conversion and replacement of critical non-compliant systems, it has not yet fully developed contingency plans for potential interruptions. The Company began developing such contingency plans during the second quarter of fiscal 1999, but such development will continue through the third quarter of fiscal 1999.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits
                 27.01      Financial Data Schedule.*

*Filed herewith

             b.  Reports on Form 8-K

                 On June 10, 1999, the Company filed a Current Report on Form 8-
             K dated June 7, 1999 (the "8-K") reporting in Item 5 thereof the Nasdaq Stock Market's ("Nasdaq") determination to delist the Company's securities from the Nasdaq Small Cap Market effective with the close of business on June 7, 1999 due to, in the opinion of Nasdaq, the Company's failure to maintain net tangible assets of at least $2,000,000. The Company strongly disagrees with this determination and is seeking a review of this decision, and in the meantime securities of the Company currently trade on the OTC Bulletin Board, all as more fully described in the 8-K.

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


Date: August 11, 1999

                                 EXHIBIT INDEX

Exhibit
  No.                         Description
------                        -----------

27.01                         Financial Data Schedule.

                              Schedule