Form 10-Q
period 1999-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 1999-11-12
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:   September 30, 1999

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

                                 YES [X]  NO [_]


    The number of shares outstanding of the registrant's Common Stock as of November 4, 1999 was 1,479,444

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements
         Consolidated Balance Sheets...................................    3
         Consolidated Statements of Operations.........................    4
         Consolidated Statements of Cash Flows.........................    6
         Notes to Consolidated Financial Statements....................    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   17

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................   17
         Signatures....................................................   19
         Exhibit Index.................................................   20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                         September 30,  December 31,
                                                                                             1999           1998
                                                                                           --------       --------
                                                                                          (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ......................................................      $    991       $  1,562
     Accounts receivable,  net ......................................................         7,108          5,137
     Notes receivable ...............................................................           292            292
     Prepaid expenses and other assets ..............................................           369            349
                                                                                           --------       --------
Total current assets ................................................................         8,760          7,340

Property and equipment, net .........................................................         2,545          2,181
Goodwill, net .......................................................................         5,602          4,574
Notes receivable ....................................................................          --              175
Other assets ........................................................................           179            209
                                                                                           --------       --------
     Total assets ...................................................................      $ 17,086       $ 14,479
                                                                                           ========       ========


             LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ..........................................      $  3,674       $  2,593
     Current portion of long-term debt ..............................................         2,138            901
     Current portion of obligations under capital leases ............................           246            152
                                                                                           --------       --------
Total current liabilities ...........................................................         6,058          3,646

Long-term debt, less current maturities .............................................           755            999
Obligations under capital leases ....................................................           257            117
                                                                                           --------       --------
Total liabilities ...................................................................         7,070          4,762

Minority interest ...................................................................           987            681
Redeemable stock:
     Redeemable, convertible preferred stock, Series A, $.001 par value ---
       $8,500,002 liquidation value, 1,666,667 shares authorized, 1,416,667
       shares issued and outstanding ................................................         8,467          8,455
Stockholders' equity:
     Preferred stock, $.001 par value - 3,333,333 shares authorized; none issued
       and outstanding ..............................................................          --             --
     Common stock, $.001 par value -- 10,000,000 shares authorized; 1,579,946 shares issued in 1999 and 1,579,479 in 1998 and 1,479,444 and 1,478,977 shares
       outstanding in 1999 and 1998, respectively ...................................             1              1
     Additional paid-in capital .....................................................        10,620         10,620
     Accumulated deficit ............................................................        (9,559)        (9,540)
     Less treasury stock, at cost, 100,502 shares ...................................          (500           (500)
                                                                                           --------       --------
     Total stockholders' equity .....................................................           562            581
                                                                                           --------       --------
     Total liabilities, redeemable stock and stockholders' equity ...................      $ 17,086       $ 14,479
                                                                                           ========       ========

                             See Accompanying Notes

                         PART I - FINANCIAL INFORMATION

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations
             (In thousands, except share amounts and per share data)
                                   (Unaudited)



                                                          Three  months ended September 30,
                                                          ---------------------------------
                                                                1999              1998
                                                            -----------       -----------
Revenue ..............................................      $     8,428       $     5,753

Expenses:
       Operating .....................................            6,948             4,889
       General and administrative ....................              900               675
       Depreciation and amortization .................              269               194
                                                            -----------       -----------
                                                                  8,117             5,758
                                                            -----------       -----------
                                                                    311                (5)
Nonoperating gains (losses):
       Interest income ...............................                7                44
       Interest expense ..............................              (66)              (40)
       Minority interest in net profit of subsidiaries             (180)              (93)
                                                            -----------       -----------

Income/(loss) before income taxes ....................               72               (94)
Income taxes .........................................             --                --
                                                            -----------       -----------

Net income/(loss) ....................................      $        72       $       (94)
                                                            ===========       ===========

Net income/(loss) available to common shareholders ...      $        68       $       (98)
                                                            ===========       ===========

Per share amounts:

     Net income (loss) per common share -basic .......      $      0.05       $     (0.07)
                                                            ===========       ===========

Net income(loss) per common share - assuming dilution       $      0.02       $     (0.07)
                                                            ===========       ===========

Weighted average common shares .......................        1,479,444         1,479,162
                                                            ===========       ===========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations
             (In thousands, except share amounts and per share data)
                                   (Unaudited)


                                                                             Nine  months ended September 30,
                                                                             --------------------------------
                                                                                  1999              1998
                                                                              -----------       -----------
Revenue ................................................................      $    23,260       $    16,716

Expenses:
       Operating .......................................................           19,243            14,179
       General and administrative ......................................            2,679             2,103
       Depreciation and amortization ...................................              751               552
                                                                              -----------       -----------
                                                                                   22,673            16,834
                                                                              -----------       -----------
                                                                                      587              (118)
Nonoperating gains (losses):
       Interest income .................................................               45               143
       Interest expense ................................................             (172)             (139)
       Minority interest in net profit of subsidiaries .................             (467)             (271)
                                                                              -----------       -----------

Loss before income taxes and cumulative effect of a change in accounting
       principle .......................................................               (7)             (385)
Income taxes ...........................................................             --                --
                                                                              -----------       -----------

Loss before cumulative effect of a change in accounting principle ......               (7)             (385)
Cumulative effect of change in accounting principle ....................             --                (155)
                                                                              -----------       -----------

Net loss ...............................................................      $        (7)      $      (540)
                                                                              ===========       ===========

Net loss available to common shareholders ..............................      $       (19)      $      (552)
                                                                              ===========       ===========

Per share amounts:
     Loss before cumulative effect of a change in accounting principle .      $     (0.01)      $     (0.27)
     Cumulative effect of net change in accounting principle ...........             --               (0.11)
                                                                              -----------       -----------

     Net loss per common share - basic .................................      $     (0.01)      $     (0.38)
                                                                              ===========       ===========

Weighted average common shares .........................................        1,479,444         1,479,039
                                                                              ===========       ===========


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                                                           Nine  months ended September 30,
                                                                           --------------------------------
                                                                                 1999          1998
                                                                                -------       -------
OPERATING ACTIVITIES:
Net loss .................................................................      $    (7)      $  (540)
Adjustments to reconcile net loss to net cash used in operating activities net of assets acquired through acquisitions or business combinations:
     Depreciation ........................................................          496           317
     Amortization ........................................................          255           235
     Cumulative effect of change in accounting principle .................         --             155
     Minority interest in net profit of subsidiaries .....................          467           271
     Changes in operating assets and liabilities:
        Accounts receivable ..............................................       (1,971)       (1,154)
        Prepaid expenses and other current assets ........................          (47)          (72)
        Notes receivable .................................................          175           (31)
        Deposits and other non-current assets ............................           16            12
        Accounts payable and accrued expenses
            and other long-term liabilities ..............................        1,081           210
                                                                                -------       -------
Net cash provided/(used) by operating activities .........................          465          (597)


INVESTING ACTIVITIES:
Distributions to joint venture partners ..................................         (468)          --
Property and equipment additions .........................................         (298)         (447)
Cash paid for acquisitions ...............................................       (1,172)         (319)
                                                                                -------       -------
Net cash used by investing activities ....................................       (1,938)         (766)

FINANCING ACTIVITIES:
Payments of long-term debt ...............................................         (322)         (572)
Payments on capital lease obligations ....................................         (186)         (100)
Proceeds from lines of credit and loans payable ..........................        1,410            54
                                                                                -------       -------
Net cash provided (used) by financing activities .........................          902          (618)
                                                                                -------       -------
Net decrease in cash and cash equivalents ................................         (571)       (1,981)
Cash and cash equivalents at beginning of period .........................        1,562         4,180
                                                                                -------       -------
Cash and cash equivalents at end of period ...............................      $   991       $ 2,199
                                                                                =======       =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited, Dollar Amounts in Thousands)



1.  BASIS OF PRESENTATION

  The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 1999 and results of operations for the three and nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full year.


2.    NET INCOME (LOSS) PER COMMON SHARE

  The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts. For the nine months ended September 30, 1999 and 1998, respectively, for purposes of the net income (loss) per share calculation, the net income (loss) has been increased by $12 of preferred stock accretion. For the nine months ended September 30, 1999 and 1998 and for the three months ended September 30, 1998, the effect of options, warrants, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive.

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

4. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                                    1999              1998              1999              1998
                                                                -----------       -----------       -----------       -----------
EARNINGS PER COMMON SHARE

   Weighted average common stock outstanding
       during the period .................................        1,479,444         1,479,162         1,479,444         1,479,039
                                                                ===========       ===========       ===========       ===========

   Income/(loss) before cumulative effect of a change
       in accounting principle ...........................      $        72       $       (94)           $(7) $              (385)
   Cumulative effect of change in accounting
       principle .........................................             --                --                --                (155)
                                                                -----------       -----------       -----------       -----------
   Net income/(loss) .....................................               72               (94)               (7)             (540)

   Less: Accretion of preferred stock redemption
       value .............................................               (4)               (4)              (12)              (12)
                                                                -----------       -----------       -----------       -----------
   Net income/(loss) available to common stock ...........      $        68       $       (98)      $       (19)      $      (552)
                                                                ===========       ===========       ===========       ===========
   Income/(loss) before cumulative effect of a change
       in accounting principle ...........................      $      0.05       $     (0.07)      $     (0.01)      $     (0.27)
   Cumulative effect of change in accounting
       principle .........................................             --                --                --               (0.11)
                                                                -----------       -----------       -----------       -----------
   Net income/(loss) per common share ....................      $      0.05       $     (0.07)      $     (0.01)      $     (0.38)
                                                                ===========       ===========       ===========       ===========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
   Weighted average common stock
       outstanding during the period .....................        1,479,444         1,479,162         1,479,444         1,479,039

   Plus:  Incremental shares from assumed conversions
           of Series A preferred stock ...................        1,416,667              --                --                --
       Convertible subordinated debt .....................           25,000              --                --                --
       Options ...........................................           41,541              --                --                --
                                                                -----------       -----------       -----------       -----------
   Adjusted weighted average shares ......................        2,962,652         1,479,162         1,479,444         1,479,039
                                                                ===========       ===========       ===========       ===========

   Income/(loss) before cumulative effect of a change
       in accounting principle ...........................      $        72       $       (94)      $        (7)      $      (385)
   Cumulative effect of change in accounting
       principle .........................................             --                --                --                (155)
                                                                -----------       -----------       -----------       -----------
   Net income/(loss) .....................................      $        72       $       (94)      $        (7)      $      (540)
   Plus: Interest expense on convertible
       subordinated debt .................................                3
   Less:  Accretion on preferred stock
       redemption value ..................................               (4)               (4)              (12)              (12)
                                                                -----------       -----------       -----------       -----------
   Adjusted  net income/(loss) available to common stock..      $        71       $       (98)      $       (19)      $      (552)
                                                                ===========       ===========       ===========       ===========

   Income/(loss) before cumulative effect of a change
       in accounting principle ...........................      $      0.02       $     (0.07)      $     (0.01)      $     (0.27)

   Cumulative effect of change in accounting
       principle .........................................             --                --                --               (0.11)
                                                                -----------       -----------       -----------       -----------
   Net income/(loss) per common share - assuming dilution.      $      0.02       $     (0.07)      $      (.01)      $     (0.38)
                                                                ===========       ===========       ===========       ===========


Notes: The effect of options, warrants, and convertible securities is not shown in periods in which the Company generated losses as it would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  The Company specializes in occupational health care throughout the Eastern United States. The Company develops, operates and services multidisciplinary outpatient healthcare centers and provider networks, which also provide on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses as well as regulatory compliance services. The Company typically operates the centers either under management agreements, submanagement agreements, or service agreements with professional corporations or clinicians that practice either exclusively through such centers or contract with the networks to render occupational health care services. Additionally, the Company has entered into joint ventures with hospital-related organizations to provide management and related services to the centers established by the joint ventures.

  The Company is the surviving corporation of a merger (the "Merger") of Occupational Health + Rehabilitation Inc ("OH+R") into Telor Ophthalmic Pharmaceuticals, Inc. Pursuant to the Merger, the ophthalmic pharmaceutical business of Telor ceased, and the business of the Company was changed to the business of OH+R.

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

                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                1999                  1998             1999              1998
                                                ----                  ----             ----              ----
Revenue..................................        100%                100%             100%             100%
Operating expenses.......................        (83)                (85)             (83)             (85)
General and administrative expenses......        (10)                (12)             (12)             (12)
Depreciation and amortization expense....         (3)                 (3)              (3)              (3)
Interest income..........................         --                   1               --                1
Interest expense.........................         (1)                 (1)              --               (1)
Minority interest in net profit of
 subsidiarics                                     (2)                 (2)              (2)              (2)
                                                 ---                 ---              ---              ---
Net income (loss) before cumulative effect
 of a change in accounting principle.....           1%                (2)%             (0)%             (2)%

Cumulative effect of change in accounting
 principle...............................          --                 --               --               (1)
                                                 ---                 ---              ---              ---
Net income/(loss)........................          1%                 (2)%             (0)%             (3)%
                                                 ===                 ===              ===              ===


RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------

Revenue

  Revenue increased 46% to approximately $8,428 in the three months ended September 30, 1999 from approximately $5,753 in the three months ended September 30, 1998. Of the approximately $2,675 increase in revenue in the three months ended September 30, 1999 compared to the three months ended September 30, 1998, approximately $1,718 related to centers acquired subsequent to September 30, 1998 and the remaining $957 related to additional volume at existing centers.

Operating, General and Administrative Expenses

  Operating expenses increased 42% to approximately $6,948 in the three months ended September 30, 1999 from approximately $4,889 in the three months ended September 30, 1998. This increase was principally due to the acquisition of additional centers. As a percentage of revenue, operating expenses declined to 83% in the three months ended September 30, 1999 as compared to 85% in the three months ended September 30, 1998. The centers, in the aggregate, improved upon their profitability before general and administrative expenses during the third quarter of 1999 as center operating profit improved to 17.6% in 1999 from 15.0% in 1998.

  General and administrative expenses increased 33% to approximately $900 in the three months ended September 30, 1999 from $675 in the three months ended September 30, 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses approximated 10% in the three months ended September 30, 1999 compared to 12% in the three months ended September 30, 1998.

Depreciation and Amortization

  Depreciation and amortization expense increased 39% to approximately $269 in the three months ended September 30, 1999 from approximately $194 in the three months ended September 30, 1998. The increase occurred primarily as a result of the Company's having additional growth through acquisitions as well as the Company's capital expenditure program, which is primarily focused on upgrading its information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3% for both the three months ended September 30, 1999 and 1998.

Minority Interest

  Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the three months ended September 30, 1999, the minority interest in net profits of subsidiaries was $180 compared to $93 in the three months ended September 30, 1998. For the third quarter of 1999, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------

Revenue

  Revenue increased 39% to approximately $23,260 in the nine months ended September 30, 1999 from approximately $16,716 in the nine months ended September 30, 1998. Of the approximately $6,544 increase in revenue in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, approximately $3,040 related to centers acquired subsequent to September 30, 1998 and the remaining $3,504 related to additional volume at existing centers.

Operating, General and Administrative Expenses

  Operating expenses increased 36% to approximately $19,243 in the nine months ended September 30, 1999 from approximately $14,179 in the nine months ended September 30, 1998. This increase was principally due to the acquisition of additional centers. As a percentage of revenue, operating expenses declined to 83% in the nine months ended September 30, 1999 as compared to 85% in the nine months ended September 30, 1998. The centers, in the aggregate, improved upon their profitability before general and administrative expenses in the nine months ended September 30, 1999 as center operating profit improved to 17.3% in 1999 from 15.2% in 1998.

  General and administrative expenses increased 27% to approximately $2,679 in the nine months ended September 30, 1999 from $2,103 in the nine months ended September 30, 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses approximated 12% for both the nine months ended September 30, 1999 and 1998.

Depreciation and Amortization

  Depreciation and amortization expense increased 36% to approximately $751 in the nine months ended September 30, 1999 from approximately $552 in the nine months ended September 30, 1998. The increase occurred primarily as a result of the Company's having additional growth through acquisitions as well as the Company's capital expenditure program, which is primarily focused on upgrading its information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3% for both the nine month periods ended September 30, 1999 and 1998.

Minority Interest

  Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the nine months ended September 30, 1999, the minority interest in net profits of subsidiaries was $467 compared to $271 in the nine months ended September 30, 1998. During the first nine months of 1999, the financial performance of the joint venture centers continued to improve compared to the same period in the prior year.

Seasonality
-----------

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

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital lease borrowings and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. At September 30, 1999, the Company had $2,702 in working capital, a decrease of $992 from December 31, 1998. The Company has utilized its funds in
its expansion effort and for working capital.   The Company's principal sources
of liquidity as of September 30, 1999 consisted of (i) cash and cash equivalents aggregating approximately $991, (ii) current accounts and notes receivable of approximately $7,400, and (iii) combined debt credit facility availability of $5,507.

  Net cash provided (used) by operating activities by the Company during the nine months ended September 30, 1999 was approximately $465 as compared to approximately $(597) for the nine months ended September 30, 1998. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and to fund Company operating losses. The improvement in net cash provided (used) by operating activities is primarily due to the improved financial performance of the Company's centers generally.

  Net cash used by investing activities for the nine months ended September 30, 1999 and 1998 was approximately $1,938 and $766, respectively. Amounts involved in investing activities included the use of $298 and $447 for fixed asset additions in the nine months ended September 30, 1999 and 1998, respectively. Fixed asset additions for the nine months ended September 30, 1999 related primarily to computer hardware and software.

   For the nine months ended September 30, 1999, the Company paid $1,172 for the purchase of three occupational medicine centers, a physical therapy practice and related intangibles, and a 60% interest in a joint venture with a hospital system in New York State that has two locations. Amounts invested during the nine months ended September 30, 1998 included the purchase of a physician and physical therapy practice, an occupational medicine center, and the payment of additional purchase price in accordance with the terms negotiated in connection with prior acquisitions, which together amounted to $319.

  Finally, during the nine months ended September 30, 1999, the Company paid cash of $468 relating to distributions to its joint venture partners. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allows the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make future distributions as well, depending upon the cash balances in the joint venture cash accounts.

  Net cash provided (used) by financing activities was $902 and ($618) for the nine months ended September 30, 1999 and 1998, respectively. The Company used funds of approximately $508 and $672 in 1999 and 1998, respectively, for the payment of long-term debt and other current obligations. For the nine months ended September 30, 1999, the Company received proceeds from its lines of credit
(both Company credit facilities and Master Lease Agreement) of $1,410.   These
funds were utilized to fund third quarter 1999 acquisitions and the associated working capital needs, as well as capital expenditures related primarily to information systems.

  The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities and provider networks, working capital requirements, debt repayments and purchases of property and equipment and possibly the payment of dividends on the Company's Series A Convertible Preferred Stock, when and if declared by the Board of Directors. After November 5, 1999, such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments.

  The Company has two separate credit facilities. The first facility, as amended, provides the Company with $5,000 for working capital and acquisition needs (the "Company Line"). The second facility, as amended, provides up to $2,000 to be utilized by the Company's existing and future joint ventures (the "JV Line"). The borrowing base of the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. As of September 30, 1999, the outstanding balance on the lines of credit aggregated $1,493. In addition, during 1999 the Company entered into an amended Lease Agreement to provide secured financing of $2,000 for equipment purchases and tenant improvements. As of September 30, 1999, $480 was outstanding under the Lease Agreement. All three sources of funding expire on December 31, 1999 but focused discussions with the lender continue with respect to refinancing these current arrangements.

  The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the previously mentioned credit facilities and line, and cash generated from operations will be adequate through December 31, 1999 to provide working capital, fund debt repayments, to finance any necessary capital expenditures, and to fund the 1999 portion of the above referenced dividends payments, if any, through December 31, 1999. The Company is currently in active negotiations to extend its credit facilities availabilities in anticipation of the maturity of the Company's existing credit facilities on December 31, 1999, potential dividend payments referenced above, and the Company's future needs during subsequent fiscal years. Although there can be no assurance that the Company will be able to obtain the required credit facilities on commercially reasonable terms, or at all, the Company is currently optimistic that these negotiations will be completed and closed upon during the fourth quarter of 1999, subject to receipt of all necessary approvals from the pertinent parties. Obviously, the failure to obtain any needed financing would have a material adverse effect on the Company's business, operating results and financial condition. The Company will also consider raising additional equity capital on an on-going basis as market factors and needs suggest, since additional resources may be necessary to fund acquisitions by the Company and the level of the Company's available financial resources is an important competitive factor.

  The Company also has recently received correspondence from the payor of its $292 subordinated note receivable indicating such payor's lender is in the process of restructuring its debt. Such payor failed to make a quarterly
payment due under the note on September 30, 1999.   The payor previously had
been current on all principal payments. The note is secured by certain collateral and guaranteed by certain persons. At this time, the Company is in discussion with the payor, pledgors of collateral and guarantors and will continue to monitor and evaluate this situation. The Company has not recorded any impairment loss related to this note.

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

     The Company presently expects that its core operations and essential functions will be ready for the Year 2000 transition. The Company formed a Year 2000 committee (the "Y2K Committee") to provide a centralized management function for the entire organization. The Y2K Committee was formally organized in June 1998 and is comprised of members from various functional groups within the Company including operations, information services, finance and legal. The Y2K Committee's mission is to lead and assist the Company in identifying, addressing and monitoring the Company's year 2000 readiness.

     The Y2K Committee addressed the Year 2000 problem by creating a plan that was developed by using a bottom-up planning approach. The plan included both global goals and specific analyses of potential problem areas. From a global perspective, the plan involved six steps - awareness, assessment, testing, remediation, implementation and monitoring. The specific analysis phase included focus on (a) critical computer hardware and software applications that are internally maintained; (b) critical computer hardware and software applications that are maintained by third-party vendors; (c) non-critical applications regardless of maintenance responsibility; (d) hardware generally;
(e) medical equipment with embedded applications; and (f) computer applications of the Company's significant payors and suppliers. The Company is utilizing principally internal resources to identify, correct or reprogram, and test its systems for Year 2000 compliance; however, it has utilized and it will continue to utilize external resources when it deems it appropriate. To date, the expense associated with such external resources has not been material.

     The Company has completed the awareness, assessment and testing portions of its plan and substantially completed the remediation and implementation steps. As a result of the awareness and assessment phases in the plan, the Company identified certain critical computer applications. Critical computer applications are deemed to be those which are fundamental to the Company's core business mission, the failure of which would have a significant adverse impact on the Company. The Company identified both its practice management system and its general ledger software applications as being critical. The Company determined that its clinical applications are not considered critical since to the extent any of these applications are computer based, manual systems are appropriately available.

     With regards to the critical application areas, the Company proceeded to the testing, remediation and implementation phase. The Company completed its review and testing of its practice management system during the first quarter of 1999. These tests indicated that existing software issues relevant to the Year 2000 problem could be corrected appropriately by utilizing so-called "patches" provided by the software vendor. Implementation of these "patches" has been completed where necessary and the Company believes that the upgraded software will operate in a compliant fashion. Further, the Company has completed a number of acquisitions and joint ventures in recent years and some of the information systems associated with entities acquired in recent months have not been fully integrated with the Company's information systems. A significant portion of the Company's capital budget for the fiscal year ending December 31, 1999 was allocated to the conversion of these acquired systems. The Y2K Committee monitored the implementation of the 1999 capital budget and organized the schedule to assure that any existing material non-compliant practice management systems not susceptible to a patch were replaced by September 30, 1999. Since acquisitions and other development transactions are expected to continue during the remainder of calendar 1999 and into 2000 and beyond, the Company has established systems and protocols to assure the timely conversion of information systems acquired in future transactions so that any adverse impacts are minimized. The Company notes that with respect to acquisitions completed by the Company through September 30, 1999, the Company believes that all such practice management systems are now compliant. The Company may be challenged to timely convert acquisitions and development transactions occurring in the fourth quarter of 1999, and will have to implement contingency plans at such time possibly involving manual systems in order to avoid any short term ill effects of the Year 2000 problem.


     During the third and fourth quarters of 1998, the Company implemented a conversion and upgrade of its general ledger system to address the demands placed upon the existing systems due to the Company's continued growth. The Company believes that it has received appropriate warranties and assurances from its general ledger vendors that these systems are Year 2000 compliant.

     An assessment of the Company's hardware indicated that certain equipment was not Year 2000 compliant. The cost of replacing this equipment has not been material as the shelf life of the Company's personal computers is 3-5 years and each year approximately 25% of all personal computers have been replaced or upgraded. The Company believes all personal computers purchased since early 1997 are Year 2000 compliant and expects that this will be true for any purchases during the balance of the fiscal year ending December 31, 1999.

     The Company has substantially completed its review of embedded applications that control certain medical and other equipment. Further review, however, will continue throughout the fourth quarter of 1999. The nature of the Company's business is such that any failure of these type of applications is not expected to have a material adverse effect on its business. In particular, the Company has focused on reviewing and testing those applications the failure of which would be likely to cause a significant risk of either producing inaccurate information regarding a patient's risk of illness or injury or causing death or serious injury to patients under treatment in the Company's facilities. The Company believes that, because of the types of services it primarily provides and the nature of its patient population, there is a minimum likelihood of death or serious injury occurring because of the failure of an embedded application. The Company expects to complete its review of this area during the fourth quarter of 1999 and to implement solutions based on its findings. The estimated cost of equipment to be replaced as a result of this review was approximately $50 and to date $30 has been spent on this matter.
The Company  included this estimate in its 1999 capital budget referenced below.

     The Company sent inquiries to its significant equipment and medical suppliers concerning the Year 2000 compliance of their significant computer applications. Responses have been received from over 60% of those suppliers solicited. After a review of these responses, no significant problems have yet been identified. Further follow-up is expected to continue during the fourth quarter of 1999.

     During the third and fourth quarters of 1998, the Company sent inquiries to its significant third-party payors. The Company's third-party payors are a highly diffuse group and involve a class of several thousand parties. For the purposes of these initial inquiries sent in 1998, "significant" was deemed to mean a payor that represented $5 to $10 in revenue generation during the last twelve months depending on a center's revenue size. Although several hundred responses to those 1998 inquiries were received and no serious payor issues were identified, the Company narrowed its focus during the second quarter of 1999 to a higher dollar revenue generating class. This narrower class not only received additional written inquiries where necessary, but also were interviewed by telephone, if the Company deemed it appropriate, as to their Year 2000 capabilities. Since the Company's revenues are derived from reimbursement by governmental and private third-party payors, the Company is dependent upon such payors' evaluation of their own Year 2000 compliance status and associated risks. If such payors are incorrect in their evaluation of their Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

     As noted above, the Company is executing the Year 2000 plan primarily with existing internal resources. The Company does not separately track the internal costs associated with the Year 2000 plan; however, the principal costs are related to payroll and the associated benefits for its information services group. Year 2000 remediation costs are incorporated into the Company's general capital budget for the 1999 fiscal year. The overall capital budget for 1999 is approximately $1,000. The costs included in this capital budget involving remediation of Year 2000 issues are not currently expected to be material to the results of operations or the financial condition of the Company.

     Since to date the Company has been focusing on the conversion and replacement of critical non-compliant systems, it has not yet fully developed contingency plans for potential interruptions. The Company began developing such contingency plans during the second and third quarters of fiscal 1999 and will continue through the fourth quarter of fiscal 1999.

     Guidance from the Securities and Exchange Commission requires the Company to describe its "reasonably likely worst case scenario" in connection with Year 2000 issues. As discussed above, while there is always the potential risk of serious injury or death resulting from a failure of embedded applications in medical and other equipment used by the Company, the Company does not believe that such events are reasonably likely to occur. The Company believes that the most reasonably likely worst case to which it would be exposed is that, notwithstanding the Company's attempts to obtain year 2000 compliance assurance from third-party payors, there is a material failure in such payors' systems which prevents or substantially delays reimbursement to the Company for its services. In such event, the Company would be forced to rely on cash on hand and available borrowing capacity to the extent of any shortfall in reimbursement, and could be forced to incur additional costs for personnel and other resources necessary to resolve any payment issues. It is not possible at this time to predict the nature or amount of such costs or the materiality of any reimbursement issues that may arise as a result of the failure of payors' payment systems, the effect of which could be substantial. The Company continues to endeavor to obtain reliable information from its payors as to their compliance status, and will attempt to adopt and revise its contingency plans for dealing with payment issues if, as and when such issues become susceptible of prediction.

     Based on the information currently available, the Company believes that its risk associated with problems arising from Year 2000 issues is not significant. However, because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment of its risk exposure or the materiality or effect of any system failure is correct. The Company will continue with its assessment process as described above and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan described above. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

                27.01   Financial Data Schedule*


   *Filed herewith
        b.  Reports on Form 8-K
            None.

                                   SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



        OCCUPATIONAL HEALTH + REHABILITATION INC


        By:        /s/ John C. Garbarino
            -----------------------------------
            John C. Garbarino
            President and Chief Executive Officer
            (principal executive officer)


        By:     /s/ Richard P. Quinlan
            -------------------------------
            Richard P. Quinlan
            Chief Financial Officer, Treasurer,
            Secretary and General Counsel
            (principal financial officer)



Date: November 10, 1999

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
  ---                         -----------

27.01                    Financial Data Schedule.