Form 10-K405
period 1999-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2000-03-30
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 1999


                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______ Commission file number: 0-21428

                    OCCUPATIONAL HEALTH + REHABILITATION INC
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3464527
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation ororganization)

     175 Derby Street, Suite 36
       Hingham, Massachusetts                              02043
(Address of principal executive offices)                 (Zip Code)

                                 (781) 741-5175
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------
     None                                                       Not Applicable

                        Securities registered pursuant to
                            Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                        ---------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X]  NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contain, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 3, 2000 was $2,562,405 based on the closing price of $4.4925 per share. The number of shares outstanding of the registrant's Common Stock as of March 3, 2000 was 1,479,510.


================================================================================

                    OCCUPATIONAL HEALTH + REAHBILITATION INC
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1999

                                Table of Contents

PART I                                                                                   Page
                                                                                         ----

     Item I. Business .................................................................    3

     Item 2. Properties ...............................................................   15

     Item 3. Legal Proceedings ........................................................   15

     Item 4. Submission of Matters to a Vote of Security Holders ......................   15


PART II

     Item 5. Market of Registrant's Common Equity and Related Stockholder Matters .....   16

     Item 6. Selected Financial Data ..................................................   17

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...............................................................   18

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk ..............   26

     Item 8. Financial Statements and Supplementary Data ..............................   26

     Item 9. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .....................................................   26

PART III

     Item 10. Directors and Executive Officers of the Registrant ......................   27

     Item 11. Executive Compensation ..................................................   31

     Item 12. Security Ownership of Certain Beneficial Owners and Management ..........   34

     Item 13. Certain Relationships and Related Transactions ..........................   37

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .........   38

     Index to Consolidated Financial Statements and Financial Statements Schedules ....    F

     Signatures .......................................................................   S-1
     Exhibit Index

                                     PART I

ITEM 1. BUSINESS

General

     Occupational Health + Rehabilitation Inc (the "Company"), a leading provider of occupational health services, develops and operates multidisciplinary, outpatient healthcare services delivery sites and provides on-site services to employers for the prevention, treatment and management of work-related injuries and illnesses. The Company currently operates twenty-nine occupational healthcare and related service centers in seven states serving over 5,000 employers and also provides workplace health services at employer locations throughout the Eastern United States, as well as portions of the Midwest and the South. The Company's centers provide high quality patient care and a high level of service, which in combination reduce workers' compensation costs for employers. The Company believes it is the leading provider of occupational health services in its established markets as a result of its commitment to quality care and service.

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

     The Company's strategic plan is to expand its services in selected regional markets, principally through joint ventures, service agreements, network development or other affiliations with health systems, acquisitions of occupational medicine and related services practices, and to continue expanding its workplace health programs. The Company currently has twelve health system affiliations in place.

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

     The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043, telephone number (781) 741-5175.

Industry Overview

     Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In 1996, workers' compensation costs in the U.S. were estimated at $121 billion according to the National Safety Council. Wage and productivity losses accounted for approximately 50% of these total costs. The primary occupational healthcare market, which includes primary care treatment of injuries and non-injury health care services such as prevention and compliance services ("Primary Occupational Healthcare"), represented $10 billion of these costs. Although a small portion of these total costs, the Company believes Primary Occupational Healthcare is a critical determinant of other costs. Functioning as the gatekeeper, the primary occupational medicine physician greatly influences "down stream" medical costs, as well as when an injured employee returns to work, thereby controlling lost work days.

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

     The occupational healthcare market is highly fragmented, consisting primarily of individual or small-group practices and hospital-based programs. Greater capital requirements, the need for more sophisticated management and marketing, and changes in the competitive environment, including the formation of larger integrated networks such as the Company's, have created increased interest in affiliating with larger, professionally managed organizations. As a result of these factors, the Company believes that there is an opportunity to consolidate hospital programs and private practices.

Strategy

     The Company's mission is to reduce the cost of work-related injuries and illnesses and other healthcare costs for employers and to improve the health status of employees through high-quality care and outstanding service. The Company's strategic objective is to develop a comprehensive regional network of occupational healthcare delivery sites and to expand its workplace health services to become the dominant occupational health provider in selected regional markets.

     The Company intends to build its network of delivery sites through:

     o Joint ventures, network services agreements or other contractual arrangements with health systems and clinicians designed to augment provider's existing occupational health programs and to create networks of occupational health services throughout the health system and its affiliates.

     o Acquisitions of existing occupational medicine, physical therapy and other related service practices.

     o    Start-up of Company centers in strategic locations.

     o Strategic alliances with workers' compensation insurers, managed care companies, provider groups such as integrated delivery systems, group health insurers, and health maintenance organizations.

     Subsequent to an acquisition, joint venture or other contractual relationship, new centers are converted to the Company's practice model through implementation of the OH+R System. New services are added as required to provide the Company's full-service offering. These additional services often are provided through contracting with or through health systems affiliates or local practitioners. Workplace health services are often delivered at employer locations within the service area of a center and are a natural extension of center operations. The Company's direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of workplace health opportunities not proximate to a center.

     The Company's operating strategy is based upon:

     o Integration of Services--Prevention and compliance services provide important baseline information to clinicians as well as knowledge of the work site, which make the treatment of subsequent injuries more effective. Close management and coordination of all aspects of an injured worker's care are essential to ensuring the earliest possible return to work. Management and coordination are difficult, if not impossible, when clinicians are not working within an integrated system. Such a system significantly reduces the number of communications required for a given case and eases the coordination effort, while enhancing the quality of care and patient convenience.

     o Quality Care and Outstanding Service--For a number of reasons, injured workers often receive second-class care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of lost work-days including the associated indemnity, lost production and staff replacement costs. The Company is committed to providing outstanding service--to patients, to employers and to third parties. From van pick-ups for injured workers to custom services addressing an employer's specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

     o Outcome Tracking and Reporting--The OH+R System is focused on achieving successful outcomes--cost-effectively returning injured workers back to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers back to the job faster and for costs substantially lower than the national averages.

     o Low Cost Provider--The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it continuously is working to further reduce the cost of providing care by increasing the productivity of clinicians and administrative personnel. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

     o "At Risk" Reimbursement--The Company believes that case rates, capitation and eventually outcome-based reimbursement will become more prevalent in workers' compensation. The Company offers case rates, capped fee-for-service programs and other innovative pricing programs, which differentiate the Company from its competitors. The Company believes its outcome data and management information systems enable it to properly price and manage "at risk" reimbursement programs, enhancing the Company's profitability while providing increased accountability for results to client employers.

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

     The Company's Medical Policy Board is the focal point for maintaining and enhancing the Company's reputation for clinical excellence. The Medical Policy Board is comprised of physicians who are associated with the Company and who are established, recognized leaders in occupational healthcare. The Medical Policy Board oversees the establishment of `best practice" standards, the development of clinical protocols and quality assurance programs, and the recruitment and training of clinical personnel.

Specific services provided by the Company include:

Prevention/Compliance:

     A safe work environment is a critical factor impacting costs associated with work-related injuries and illnesses. To optimize workplace safety and productivity, the Company offers a full array of services designed to prevent injuries before they occur and to meet regulatory compliance requirements. The expertise and experience of the Company's occupational health specialists differentiate the Company's prevention and compliance services. Through treating work-related injuries, the Company's clinicians gain significant insights into employers' safety issues thereby improving the efficacy of prevention programs. The Company's expertise in health and safety regulatory matters provides employers with a critical resource to assist them in addressing increasingly complex federal and state regulations. Specific prevention and compliance services include:

     o    Physical Examinations
          -    Preplacement
          -    Executive
          -    DOT
          -    Annual
          -    Medical Monitoring/Surveillance

     o    Screenings
          -    Drug & Alcohol Testing
          -    Hazardous substances
          -    Pulmonary Function Tests
     o    Safety Programs
     o    Health Promotion

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

     As part of the Company's injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker's care. This includes referrals to specialists who are part of a network of physicians who understand workers' compensation and the special requirements of treating work-related injuries. Within a typical Company full service center or a network of its contract providers, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan thus eliminating "system delays" (i.e., time lost as patients deal with several, unrelated providers).

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

Treatment/management services are summarized below:

     o    Urgent Care
     o    Physical and Occupational Therapy
     o    Specialist Referrals
     o    Case Management
     o    Specialty Evaluations
          -    Independent Medical Examinations

          -    Disability Examinations

Workplace Health:

     The workplace is often the most effective place for the Company to deliver its services for work-related injuries/illnesses as well as to reduce other employee healthcare costs. Furthermore, many employers recognize the value of medical personnel managing integrated disability management programs that cover both work-related and non-work-related injuries and illnesses. The Company has assembled a fully integrated continuum of workplace health services that systematically address workplace safety, aim to minimize absenteeism of employees who have work-related and non-work-related injuries and illnesses, and strive to reduce the cost of chronic diseases. Employers may choose to have all or some of these services delivered at the workplace through staffing contracts or in conjunction with the Company's center resources.

Consulting/Advisory Services

     Based on its depth of occupational medicine expertise, the Company provides a variety of consulting/advisory services for clients as follows:

     o    Healthcare policy development
     o    Regulatory compliance
     o    ADA compliance
     o    Environmental medicine
     o    Medical Review Officer (MRO)

Outcomes Measurement and Tracking

     The Company has significant experience with data management and outcomes tracking and has created a state-of-the-art reporting tool that enables employers and third party payors to track all costs and utilization of services received within the Company's network of care. In addition, the system measures the Company's return-to-work performance by measuring lost and modified work days per case. The Company believes that its multi-disciplinary clinical teams have consistently outperformed others by returning injured employees back to work more quickly and at lower cost, while maintaining high patient satisfaction. The Company believes its ability and willingness to measure and be accountable for its performance to employers and third party payors significantly differentiates the Company from its competitors.


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

Expansion Plan

     The Company's objective is to build comprehensive regional occupational health systems with full-service occupational health centers, workplace health sites and a variety of network providers typically affiliated with the Company's health system partners. Forming ventures, alliances and other contractual relationships with hospitals and health systems and providers in markets in which the Company operates is a key strategy for the Company. The Company's management team is comprised of healthcare executives who are experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of occupational health services delivery, facilitates effective assimilation of new operations. The Company believes that occupational health providers, like all other segments of the healthcare industry, will feel the pressure of managed care and other cost containment efforts from employers. These pressures and the expected continuance of regulatory complexities in the workers' compensation and health and safety systems will cause a need, in the Company's opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations such as the Company that specialize in occupational health. Because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

Health System Joint Ventures, Affiliations and Network Service Agreements

     The Company's intended principal method of expansion is entering into joint ventures, affiliations, service agreements or other contractual arrangements with health systems to develop and operate comprehensive occupational health programs based upon networks of delivery sites including full-service centers, satellite locations and/or contract providers. There are approximately 1,500 hospital-based occupational health programs in the United States.

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

     By affiliating or contracting with the Company, health systems benefit from:

     o    The OH+R System--a proven clinical and operating system

     o The Company's expertise in sales and marketing to increase market share, occupational health revenues and referrals for other health system services

     o    Access to the Company's regional network of multi-location clients

     o The Company's expertise in profitably delivering high quality care and outstanding service at the center level

     o Enhanced relationships with employers, many of whom are becoming directly involved in contracting with health systems to provide health care for their employees

     o The Company's entrepreneurial work environment that provides incentives for performance

     o    Minimizing capital requirements

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

     At the end of 1996, the Company had hospital joint ventures in effect with a member of the Care Group System, New England Baptist Hospital in Boston, Massachusetts, and a member of the Central Maine Health System, Central Maine Medical Center in Lewiston, Maine. During 1997, joint ventures with Maine Health System, the major health system in Southern Maine and the parent company of Maine Medical Center in Portland, Maine, and the Care New England Health System in Warwick, Rhode Island were consummated. In both of these cases, existing hospital-owned occupational health centers were combined with existing OH+R centers. The combined Maine Medical Center/OH+R center is now the primary occupational healthcare provider in the Portland area. The Care New England Health System network, includes three hospitals located in the Providence, Rhode Island area. The combined Care New England/OH+R center is now the primary occupational healthcare provider in the Warwick, Rhode Island area.

     Additionally in 1997, the Company entered into a strategic relationship with Eastern Maine Health Care ("EMH"), the parent of Eastern Maine Medical Center in Bangor, Maine, which is the primary tertiary care institution for Northern and Eastern Maine region. Through an exclusive affiliation with EMH and related parties, the Company provides comprehensive occupational health services to employers and their employees in the region.

     During 1998, the Company continued to expand its strategic relationships with health systems through the establishment of joint ventures, service agreements, clinical affiliations and other contractual arrangements involving the delivery of occupational health services. These relationships included the formation of a joint venture with Baystate Health Systems in Springfield, Massachusetts, the establishment of a clinical coordination arrangement with Southern New Hampshire Medical Center of Nashua, New Hampshire, the provision of workplace health services in eastern Massachusetts in concert with the Lahey Clinic of Burlington, Massachusetts, an agreement to manage and administer the occupational health services of Western Maine Health's Stephens Memorial Hospital located in Norway, Maine and an agreement to provide certain healthcare practice services to Northern Cumberland Memorial Hospital located in Bridgton, Maine. Baystate Health Systems is the largest health care delivery system in Western Massachusetts. Southern New Hampshire Medical Center provides a wide range of health services and programs throughout southern New Hampshire and is academically affiliated with Dartmouth Medical School. Lahey Clinic is a group practice of approximately 500 physicians, which provides primary and specialty care at three hospitals and community-based practices throughout Eastern Massachusetts. Western Maine Health is the primary health system in Western Maine. Northern Cumberland Memorial Hospital is a member of the Central Maine Medical Center Health System, which is the principal health system in Central Maine.

     In 1999, the Company once again continued to aggressively expand its strategic relationships with hospital systems and clinicians through the establishment of joint ventures, service agreements and other contractual arrangements involving the delivery of occupational health services. These relationships included the formation of a joint venture with Unity Health System in Rochester, New York and a long term service agreement with Eastern Rehabilitation Network, an affiliate of Hartford Hospital located in Hartford, Connecticut. Unity Health System is a leading provider of health care services in the Monroe County region of New York. The joint venture with Unity Health System includes a preferred provider organization, ("PPO"), which is one of only six PPOs in Monroe County certified by the State to provide care as part of the New York Worker's Compensation Reform Act. Eastern Rehabilitation Network, an affiliate of Hartford Hospital, is Connecticut's leading provider of rehabilitation, occupational health and sports medicine services with 14 locations in Connecticut. Hartford Hospital is the largest medical center in Connecticut, serving a statewide patient population and is a member of the Connecticut Health System.

     In the first quarter of 2000, the Company has continued to form strategic relationships by entering into network service agreements with Newton-Wellesley Hospital located in Newton, Massachusetts and Lincoln Urgent Care located in Lincoln, Rhode Island. Newton-Wellesley Hospital is a leading medical center in the Western suburbs of Boston and a member of Partners Health Care System. Lincoln Urgent Care is a prominent and respected physician group providing primary care and occupational health services in northern Rhode Island.

     The Company is continuously exploring other potential health system affiliations. Typically under these affiliations, the Company provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company's personnel costs and other expenses incurred. Further, in a typical joint venture scenario, the Company will also own 51% or more of the occupational health entity with the health system owning the remainder.

Acquisitions, Strategic Alliances and Selective Start-ups

     By acquiring private practices that perform occupational medicine, physical therapy or related services, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians which can complement the Company's direct marketing to employers. Alternatively, occupational medicine practices including medical consulting practices focused on occupational and environmental health issues have established relationships with employers to whom the Company's more comprehensive services may be provided. Finally, related service practices, such as primary care and sports medicine, can often be expanded by implementing the OH+R System to service the occupational medicine needs of employers as well as offer an expanded array of services to the injured worker.

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

     In 1998, the Company continued to further implement its acquisition strategy and expansion of its related services platform through its purchase of Sports Medicine Systems, Inc ("SMS") and Southern New Hampshire Medical Center's Occupational Health Center ("OHC"). As a result of the SMS acquisition, the Company managed two practices that provide orthopedics, podiatry, physiatry, physical therapy, and athletic training services in Boston and Brookline, Massachusetts. As a result of the Company's 1999 restructuring plan discussed in more detail below, the Company decided to eliminate this line of business in December, 1999. OHC consisted of four centers located in Bedford, Concord, Milford and Nashua, New Hampshire, which provided comprehensive occupational health services. OHC has been a prominent provider of occupational health services in southern New Hampshire for over a decade, serving a client base of more than 2,000 employers and representing a broad cross section of industries throughout its service area.

     In 1999, the Company continued to implement its acquisition and expansion of services strategy with its purchase of certain assets of Return To Work, Inc. ("RTW") located in Springfield, Massachusetts, a NovaCare, Inc. owned facility in Londonderry, New Hampshire ("NovaCare New Hampshire"), Logan International Health Center located at Logan International Airport in East Boston, Massachusetts, and Kaiser Permanente's Workplace Health Services occupational health center located in Greenfield, Massachusetts and its workers' compensation managed care program based in Williston, Vermont. RTW is a physical therapy practice that has been merged into the Company's joint venture with Baystate Health System. The incorporation of this acquisition will allow the Springfield center to realize the Company's standard integrated services model. NovaCare New Hampshire is a newly designed full service occupational health center, located just outside of Manchester, New Hampshire. In a move to create efficiencies and synergies, the Company merged and relocated its Bedford, New Hampshire center into this site in late March 1999 and chose not to renew its lease at its Milford, New Hampshire site. The Logan International Health Center formerly owned by the East Boston Neighborhood Health Center Corporation, has provided occupational health services to the Logan Airport community and other area employees for more than a decade. The Logan International Health Center has also served as an excellent alternative location for the Company's clients subsequent to the Company's closure of its South Boston location in December 1999 in connection with the Company's 1999 restructuring plan discussed below.

     The Company will also consider establishing start-up centers when appropriate and in a cost effective manner. This approach is most suitable for geographic areas proximate to existing Company centers or where a large source of patients can be assured through arrangements with large employers and third party administrators. Often start-ups can be developed in concert with a local provider enabling the Company to minimize its investments particularly during the site's early growth phase. The Company will continue to explore opportunities such as these throughout its marketplace when conditions warrant such an approach.

1999 Restructuring Plan

     During the fourth quarter of 1999, senior management with appropriate authority implemented measures designed to enhance the overall financial strength and success of the Company. These measures principally included the closure of Company centers that were either outside of the Company's core occupational health focus or were not capable of achieving significant profitability due to specific market factors. On December 30, 1999, the Company's Boston, Massachusetts occupational health and sports medicine center was closed and during the first quarter of 2000 its Wellesley, Massachusetts occupational health and sports conditioning center and its Essex Junction, Vermont primary care location were closed. Further, the restructuring plan included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company.

     The Company believes that it would have been irresponsible for the Company to continue to operate marginal facilities that would have continued to drain resources and detracted from the Company's primary focus on its growing network of profitable operations.

     The plan has resulted in recorded or incurred restructuring and other charges of $2,262,000 for the fourth quarter of 1999.

Competition

     Most organizations providing care for work-related injuries and illnesses in the East are local providers or hospitals. The fundamental difference between the Company and these providers is the Company's focus on combining multiple disciplines to address the needs of a single market segment--work-related injuries and illnesses. Other providers are generally organized to provide services, such as physical therapy, to a wide variety of market segments with differing needs regardless of the source of the injury or type of patient.

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

     Concentra Managed Care, Inc. is the nation's largest physician practice management company focusing on occupational healthcare. HEALTHSOUTH Corporation, a large national provider of rehabilitation services offers occupational health services in certain locations. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which the Company currently operates and many of the other markets it is exploring, there can be no assurance that these competitors will not establish such services in these markets. These companies are larger than the Company and have greater financial resources.

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

     Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide medical care to their employees and where those services will be provided, and attempt to contain medical costs associated with workers' compensation claims. Some states have implemented procedure-specific fee schedules that set maximum reimbursement levels for healthcare services. The federal government and certain states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation.

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

     Fraud and Abuse Laws

     A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of certain "designated health services", some of which are provided by the Medical Providers that engage the Company's management services.

     Most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals, some of which are similar to the Anti-Kickback Statute and are applicable to non-governmental programs. Several states are considering legislation that would prohibit referrals by a physician for certain types of healthcare services to an entity in which the physician has a specified financial interest.

     All of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company's business and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with all applicable federal and state anti-kickback and anti-referral prohibitions. The Company also continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business.

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

Environmental

     The Company and the Medical Providers are subject to various federal, state and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company's facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with the applicable law; however, any future claims or changes in environmental laws could possibly have an adverse effect on the Company and its business.

Use of Provider Networks

     The Company's ability to provide comprehensive healthcare management and cost containment services depends in part on the Company's ability to contract with or create networks of healthcare providers which share the Company objectives. For some of the Company's clients, the Company offers injured workers access to networks of providers who are selected by the Company or its joint venture partners for quality of care and willingness to follow the OH+R System. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks that the Company may develop or acquire. To the extent these regulations apply to the Company, the Company may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Seasonality

     The Company is subject to the seasonal fluctuations that impact the various employers and employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impacts of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonability.

Employees

     As of March 1, 2000, the Company employed 394 individuals on a full and part-time basis. The total licensed or clinical professionals contracted or associated with the Company as of March 1, 2000 was 203, including physicians, physician assistants, nurses, nurse practitioners, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Important Factors Regarding Forward-Looking Statements

     Statements contained in this Annual Report on Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results in achieving this objective are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance acquisitions, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The Company rents approximately 6,000 square feet of office space for its corporate offices in Hingham, Massachusetts.

     The Company's centers typically range in sizes from approximately 725 square feet to 15,239 square feet and have lease terms of three years to six years with varying renewal or extension rights. A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room and ancillary areas for reception, drug testing collection, rehabilitation, client education and administration. The centers generally are open from nine to twelve hours per day at least five days per week.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of the Company was held on November 30, 1999. At the Annual Meeting, the stockholders elected the nominees John C. Garbarino, Angus M. Duthie, and Steven W. Garfinkle to the Board of Directors of the Company for a term that expires at the 2002 Annual Meeting of Stockholders. The holders of 1,393,644 shares of Common Stock on the applicable record date were present in person or represented by proxy at the meeting. There were 1,393,082; 1,393,072; and 1,393,072 votes for Messrs. Garbarino, Duthie and Garfinkle, respectively. As of the date of the Annual Meeting, the continuing directors of the Company were Kevin J. Dougherty and Frank H. Leone, who are serving terms that expire at the 2001 Annual Meeting of Stockholders and Edward
L. Cahill and Donald W. Hughes, who are currently serving terms which expire at the 2000Annual Meeting of Stockholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Prior to the Merger on June 6, 1996, Telor's common stock was traded on the Nasdaq National Market under the symbol TELR. From that date and through June 7, 1999, the Company's Common Stock was traded on the Nasdaq SmallCap Market. Since June 8, 1999, the Company's Common Stock has been traded on the OTC Bulletin Board. The Company trades under the symbol OHRI. The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by Nasdaq or the OTC Bulletin Board, as the case may be, during the periods shown below.

                                                       High            Low
                                                       ----            ---

     Quarter ended March 31, 1998 .................    4 1/4         2 15/16
     Quarter ended June 30, 1998 ..................        5          3 7/16
     Quarter ended September 30, 1998 .............    7 1/2           4 3/4
     Quarter ended December 31, 1998 ..............    6 1/2               3
     Quarter ended March 31, 1999 .................    4 1/2           3 1/4
     Quarter ended June 30, 1999 ..................    4 3/4               3
     Quarter ended September 30, 1999 .............    5 1/4           3 1/4
     Quarter ended December 31, 1999 ..............    3 7/8           3 1/8

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 14, 2000, there were approximately 61 holders of record of the Company's Common Stock.

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

     The transfer agent and registrar for the Company's Common Stock is American Stock Transfer Company.

ITEM 6. SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below with respect to the years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 are derived from financial statements not included herein. Due to the "reverse acquisition" accounting treatment of the Merger, the data for periods prior to the Merger represent the financial results of OH+R rather than Telor. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

                                                                        (in thousands except share and per share data)
                                                                                    Year ended December 31,
                                                            -----------------------------------------------------------------------
                                                                1999           1998           1997           1996           1995
                                                            -----------    -----------    -----------    -----------    -----------
Consolidated Statement of Operations Data:

Revenue                                                         $32,148        $23,083        $18,307         $9,041         $5,835
Expenses:
   Operating                                                     26,924         19,970         17,209          9,063          6,407
   General and administrative                                     3,708          3,035          2,590          1,570          1,102
   Depreciation and amortization                                  1,062            759            658            449            365
   Restructuring                                                  2,262             --             --             --             --
                                                              ---------------------------------------------------------------------
                                                                 33,956         23,764         20,457         11,082          7,874
                                                              ---------------------------------------------------------------------
                                                                 (1,808)          (681)        (2,150)        (2,041)        (2,039)
Nonoperating gains (losses):
   Interest income                                                   51            171            334             38             38
   Interest expense                                                (244)          (179)          (248)          (252)           (97)
   Minority interest in net (profits) losses of
      subsidiaries                                                 (590)          (318)           183            322             --
   Gain on disposition of investment                                 --             --            217             --             --
    Write-off of note receivable                                   (292)            --             --             --             --
                                                              ---------------------------------------------------------------------
Loss before income taxes and cumulative
      effect of a change in accounting principle                 (2,883)        (1,007)        (1,664)        (1,850)        (1,776)
   Income Taxes                                                       0              0              0              0              0
                                                              ---------------------------------------------------------------------
Loss before cumulative effect of a change
      in accounting principle                                    (2,883)        (1,007)        (1,664)        (1,850)        (1,776)
Cumulative effect of change in accounting
      principle                                                      --           (155)            --             --             --
                                                              ---------------------------------------------------------------------
Net loss                                                        $(2,883)       $(1,162)       $(1,664)       $(1,850)       $(1,776)
                                                              =====================================================================
Net loss available to common shareholders                       $(3,011)       $(1,177)       $(1,681)       $(1,850)       $(1,776)
                                                              =====================================================================
Loss before cumulative effect of a change
      in accounting principle                                    $(2.04)        $(0.69)        $(1.07)        $(1.64)        $(2.69)
Cumulative effect of change in accounting
      principle                                                      --          (0.11)            --             --             --
                                                              ---------------------------------------------------------------------
Net loss per common share                                        $(2.04)        $(0.80)        $(1.07)        $(1.64)        $(2.69)
                                                              =====================================================================

Weighted average common shares
      outstanding                                             1,479,450      1,479,141      1,573,471      1,129,611        661,306
                                                              =====================================================================

                                                                                          December 31,
Consolidated Balance Sheet Data:                            1999             1998            1997            1996            1995
                                                          --------         --------        --------        --------        --------
Working capital (deficit)                                 $  2,690         $  3,694        $  5,197        $  8,846        $   (340)
Total assets                                                17,160           14,479          14,573          15,476           4,249
Long-term debt less, current portion                         2,906            1,116           1,386             746           1,161
Redeemable convertible preferred stock                       8,470            8,455           8,440           8,423           7,179
Stockholder's equity (deficit)                              (2,430)             581           1,757           3,415          (6,187)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is a leading provider of occupational health care services to employers and their employees specializing in the prevention, treatment and management of work related injuries and illnesses. The Company develops and operates multidisciplinary, outpatient healthcare centers and contracts with other health care providers to develop integrated occupational health care delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with health systems to provide management and related services to the centers and networks of providers established by the joint ventures.

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

                                                                                                 Year Ended December 31,
                                                                                        ------------------------------------------
                                                                                          1999              1998              1997
                                                                                        ------            ------            ------
       Total revenue .........................................................           100.0%            100.0%            100.0%
       Operating .............................................................           (83.8)            (86.5)            (94.0)
       General and administrative ............................................           (11.5)            (13.1)            (14.2)
       Depreciation and amortization .........................................            (3.3)             (3.3)             (3.6)
       Restructuring .........................................................            (7.0)               --                --
       Interest income .......................................................             0.2               0.7               1.9
       Interest expense ......................................................            (0.8)             (0.8)             (1.4)
       Minority interest in net (profits) losses of subsidiaries .............            (1.8)             (1.4)              1.0
       Gain on disposition of investment .....................................              --                --               1.2
       Writedown of note receivable ..........................................            (0.9)               --                --
       Cumulative effect of change in accounting
       principle .............................................................                              (0.7)               --
                                                                                          ----------------------------------------
       Net loss ..............................................................            (8.9)%            (5.1)%            (9.1)%
                                                                                          ========================================

RESULTS OF OPERATIONS (dollar amounts in thousands)

Years Ended December 31, 1999 and 1998

Revenue

     Revenue increased 39.3% to approximately $32,148 in 1999 from approximately $23,083 in 1998. Of the approximately $9,065 increase in revenue in 1999 compared to 1998, approximately $6,467 was attributable to centers owned at the end of 1998, and $2,598 was attributable to centers acquired or brought on line in 1999.

Operating, General  and Administrative Expenses

     Operating expenses increased 34.8% to approximately $26,924 in 1999 from approximately $19,970 in 1998. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, however, operating expenses declined by approximately 2.7% to 83.8% in 1999 from 86.5% in 1998. The centers, in aggregate, improved their profitability in 1999 as individual centers continued to achieve improved critical mass in terms of volume.

     General and administrative expenses increased 22.2% to approximately $3,708 in 1999 from $3,035 in 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses declined by approximately 1.6% to 11.5% in 1999 from 13.1% in 1998. The Company believes that as additional acquisitions are completed, further leveraging of existing management will occur, and, as a result, general and administrative costs will continue to decline as a percentage of total revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased 39.9% to approximately $1,062 in 1999 from approximately $759 in 1998. The increase occurred primarily as a result of the Company's having additional growth through center development and acquisitions as well as the Company's capital expenditure program, which is primarily focused on upgrading its information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3.3% in both 1999 and 1998.


Restructuring Charge

     During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. Further, the restructuring plan included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company.

     The total number of employees terminated in conjunction with the restructuring plan was 64 with 33 having left the Company as of December 31, 1999. The remaining employees terminated employment with the Company during the first quarter of 2000. The employees affected by the restructuring plan included employees of the closed centers, including medical, physical therapy, and administrative staff.

     The restructuring charges primarily include severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments for centers that are closed, contractual expenses including lease abandonment costs, receivable write-downs related to accounts at centers that will no longer be pursued and miscellaneous related charges.

Details of the restructuring and other charges are as follows:

                                                                 December 31, 1999
Description                                  Initial Charge    Payment     Accruals
-----------------------------------------------------------------------------------------
Accrued liabilities                                   --          --          --
    Severance costs                                 $151          $8        $143
    Lease Abandonment Costs                          683          --         683
    Miscellaneous                                     68          --          68
                                                                          ------
                                                                            $894
                                                                          ======

Assets Impairments
    Fixed Asset Writedowns and
        Disposals                                    319          --          --
    Goodwill Impairment                              340          --          --
    Receivable Writedown                             690          --          --
    Miscellaneous                                     11          --          --
                                                  ------
                                                  $2,262
                                                  ======

     The revenues associated with the closed centers were $3,492, $3,867, and $1,588, respectively as of December 31, 1999, 1998 and 1997 while the net operating losses were $565, $417, and $541, respectively for the same time periods.

Interest Income

     Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 70.2% to approximately $51 in 1999 from $171 in 1998. The decrease was related to the Company's having less cash available to invest in 1999 as compared to 1998, since the Company has continued to utilize cash for acquisitions, as well as the Company's capital expenditure program, which is primarily focused on upgrading its information systems infrastructure.

Interest Expense

     Interest expense increased to approximately $244 in 1999 from approximately $179 in 1998. The increase was due to the Company utilizing its bank line of credit to acquire new centers, to finance working capital in the interest of one of its newly acquired joint venture centers and to finance the Company's revenue growth. The Company also utilized its bank lease line to finance primarily computer equipment to support the Company's growth. As a percentage of total revenue, interest expense was 0.8% in both 1999 and 1998.

Minority Interest

     Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 1999, the minority interest in net profits of subsidiaries was approximately ($590) as compared to approximately ($318) in 1998, due to increasing profits of the joint venture centers in 1999.


Write-off of Note Receivable

     During the fourth quarter of 1999, the Company recognized the write-down of a note receivable in the amount of $292 due to collection uncertainties. The payor of the note had made all required quarterly principal payments due on the note through June 30, 1999. However, the payor is currently undergoing a restructuring of its debt arrangements with its lender as the payor was in default of certain covenants. The Company has reserved the entire outstanding balance.

Years Ended December 31, 1998 and 1997

Revenue

     Revenue increased 26.1% to approximately $23,083 in 1998 from approximately $18,307 in 1997. Of the approximately $4,776 increase in revenue in 1998 compared to 1997, approximately $5,205 was attributable to centers owned at the end of 1997 and $2,955 was attributable to centers acquired in 1998. These amounts were offset by $3,384 of revenue which related primarily to the Company's share of a partnership in which the Company sold its interest on December 31, 1997.



Operating, General and Administrative Expenses

     Operating expenses increased 16.0% to approximately $19,970 in 1998 from approximately $17,209 in 1997. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenues, operating expenses declined approximately 7.5% to 86.5% in 1998 as compared to 94.0% in 1997. The centers in aggregate improved their profitability in 1998 as individual centers reached critical mass in terms of volume.

     General and administrative expenses increased 17.2% to approximately $3,035 in 1998 from $2,590 in 1997. As a percentage of revenues, general and administrative expenses declined approximately 1.1% to 13.1% in 1998 as compared to 14.2% in 1997.

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

Minority Interest

     Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 1998, the minority interest in net profits of subsidiaries was $318 as compared to the minority interest in net losses of subsidiaries of approximately $183 for 1997 as the joint venture centers operating performance improved.

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

Gain on Disposition of Investment

     The gain on disposition of investment recognized in 1997 relates to the restructuring of one of the Company's joint ventures. In connection with such restructuring, the ownership of the joint venture changed whereby the Company assumed an additional 24% ownership interest in the joint venture. Through this transaction, each party in the joint venture forgave outstanding indebtedness. Additionally, certain assets associated with one of the joint venture sites were purchased by one of the Company's partners in consideration for the forgiveness of the Company's note payable to its partner of approximately $536 and for cash of approximately $56. This restructuring resulted in the gain on disposition of investment of $217 to the Company.

Seasonality

     The Company is subject to the seasonal fluctuations that impact the various employers and employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impacts of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonability.

Liquidity and Capital Resources

     Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, the utilization of capital leases and loans to finance equipment purchases, the sale of certain accounts receivable and the creation of minority interests. Net proceeds from the sale of capital stock have totaled approximately $14,000 including the Company's private placement of its Series A Convertible Preferred Stock on November 6, 1996. The proceeds from the sale of this preferred stock provided the Company with cash proceeds of approximately $8,400 net of expenses. During 1996, the Company received approximately $3,800 from the sale of certain account receivable. At December 31, 1999, the Company had $2,700 in working capital, a decrease of $1,000 from December 31, 1998. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of December 31, 1999 consisted of (i) cash and cash equivalents aggregating approximately $1,500 and (ii) accounts and notes receivable of approximately $7,100.

     Net cash provided by (used) in operating activities by the Company in 1999 was approximately $1,162 as compared to approximately $(195) for 1998 and $(2,996) for 1997. During these years, the primary uses of cash were the funding of working capital in centers in early stages of development or centers which were recently acquired and to fund Company operating losses. During 1999, the improved performance of the Company's centers resulted in net cash provided by operating activities after consideration for non-cash items such as depreciation, amortization, restructuring charges and minority interest in net profits of subsidiaries. During 1997 the Company also provided funding for working capital for certain centers where an accounts receivable financing agreement was terminated and for expenses relating to opening a new location during the fourth quarter. The operating losses cited above in 1998 and 1997 were offset by non-cash expenses, such as depreciation and amortization, and by fluctuations in working capital.

     Working capital fluctuations have been primarily from increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses. Accounts receivable have increased from $5,137 in 1998 to $7,105 in 1999. The increase is due to the Company's increase in net revenues as days in sales outstanding has remained at 81 days in 1999 and 1998, respectively. Accounts payable and related accruals have increased from $2,593 in 1998 to $5,062 in 1999. The increase is primarily due to the recognition of approximately $1,000 of payables relating to new operations in 1999, $211 in additional paid time off payable, and $244 in additional bonus incentives payable. The remaining difference represents accounts payable and accrued expenses associated with revenue growth. Finally, the Company has recognized a restructuring liability of $894, of which $536 is estimated payable in 2000. The $536 includes $143 in severance liability payable in the first quarter of 2000, and $324 in lease liability (primarily space) payable throughout 2000.

     Net cash used by investing activities was $2,345, $1,561 and $1,192 in 1999, 1998 and 1997, respectively. The Company's investing activities in 1999 included the purchase of three occupational medicine centers, a physical therapy practice and a contribution to a joint venture with an aggregate cash outlay of $938. The Company's investing activities in 1998 include a contribution to a joint venture, the acquisition of four occupational medical centers and a physician and physical therapy practice with an aggregate cash outlay of $469. The Company's investing activities in 1997 included the purchase of physician practices and investments in joint ventures with an aggregate cash outlay of $1,375. The Company has an equity interest equal to or in excess of 51% in all joint ventures

     Additional investing activities included the use of $322, $484, and $381 in 1999, 1998 and 1997 respectively, for costs in excess of purchase price for certain acquisitions and fixed asset additions of $498, $608 and $458 in 1999, 1998, and 1997, respectively. Fixed asset additions for 1999 related primarily to computer related costs while 1998 expenditures related to computer costs and the renovation of two existing centers and 1997 included primarily the buildout of a new center as well as computer equipment. In 1997, approximately $345 of cash that had been pledged for certain letters of credit in 1996 was released.

     Finally, during the twelve months ended December 31, 1999, the Company paid cash of $587 relating to distributions to its joint venture partners. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allows the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make future distributions, depending upon the cash balances in the joint venture accounts.

     Net cash provided (used) by financing activities was $1,133, $(862) and $(248) in 1999, 1998 and 1997, respectively. The Company used funds of approximately $819, $917, and $596 in 1999, 1998 and 1997 respectively, for the payment of long-term and other current obligations. In 1999, the Company received advances of $1,706 under its bank line of credit and $204 from its leasing line. The funds drawn down from the bank line of credit were utilized to fund acquisitions, working capital needs and equipment purchases not leased. In 1997, the Company received approximately $331 from interest bearing working capital loans from joint venture partners.

     The Company expects that its principal use of funds in the near future will continue to be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment and possibly the payment of dividends on the Company's Series A Convertible Preferred Stock, when and if declared by the Board of Directors, after November 5, 1999. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments.

     During November of 1997, the Company entered into a financing arrangement with Fleet National Bank (f/k/a BankBoston, N.A.) ("BankBoston") whereby it had access to two separate credit facilities. The first credit facility provides the Company with the ability to borrow $2,500 for working capital and acquisition needs (the "Company Line"). The second facility provided the ability to borrow up to $4,500 to be utilized by the Company's existing and future joint ventures (the "JV Line"). During December of 1998, the allocation of the $7,000 aggregate credit facility was changed to provide $5,000 for the Company Line and $2,000 for the JV Line. The borrowing base for the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. The credit facilities were to expire on December 31, 1999; however, effective as of such date BankBoston extended the expiration date to June, 30, 2001 and renewed the credit facilities at their existing levels and a .10% increase in the existing interest rates on the Company Line, subject to certain loan covenant changes and other modifications. In addition, during 1998 the Company secured a $500 Master Lease Agreement from BancBoston Leasing, and during the first quarter of 1999 the Company increased such line to $2,000 (the "Lease Line"). Under this agreement, the Company entered into capital leases of $513. The Lease Line expired on December 31, 1999 and the Company is currently evaluating several alternative sources of financing for this purpose. The credit facilities and the Lease Line had an outstanding balance of $2,518 as of December 31, 1999.

     The Company expects that the cash received as the result of the Merger, proceeds received upon the sale of 1,416,667 shares of its Series A Convertible Preferred Stock, the previously mentioned credit facilities and line, and cash generated from operations will be adequate through June 30, 2001 to provide working capital, fund debt repayments, to finance any necessary capital expenditures, and to fund the above referenced dividends payments, if any, through June 30, 2001. However, the Company believes that the level of financial resources available to it is an important competitive factor and it will seek refinancing opportunities, as well as further financings during the 2000 fiscal year in anticipation of the maturity of the credit facilities in 2001and the Company's future needs during subsequent fiscal years. The Company will also consider raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund acquisitions by the Company.

Impact of Year 2000

     The Company was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. The "Year 2000" problem was pervasive and complex, as it was anticipated that virtually every computer operation was to be affected by the rollover of the two digit year value to 00. This issue was whether information technology and non-information technology systems would properly recognize date sensitive information when the year changed to 2000. Systems that did not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company's core operations and essential functions were ready for the Year 2000 transition. The Company formed a Year 2000 Committee (the "Y2K Committee") to provide a centralized management function for the entire organization. The Y2K Committee was formally organized in June 1998 and was comprised of members from various functional groups within the Company including operations, information services, finance and legal. The Y2K Committee's mission was to lead and assist the Company in identifying, addressing and monitoring the Company's Year 2000 readiness.

     The Y2K Committee addressed the Year 2000 problem by creating a plan that was developed by using a bottom-up planning approach. The plan included both global goals and specific analyses of potential problem areas. From a global perspective, the plan involved six steps - awareness, assessment, testing, remediation, implementation and monitoring. The specific analysis phase included focus on (a) critical computer hardware and software applications that were internally maintained; (b) critical computer hardware and software applications that were maintained by third-party vendors; (c) non-critical applications regardless of maintenance responsibility; (d) hardware generally; (e) medical equipment with embedded applications; and (f) computer applications of the Company's significant payors and suppliers. The Company utilized principally internal resources to identify, correct or reprogram, and test its systems for Year 2000 compliance; however, it utilized external resources when it was deemed appropriate. The expense associate with such external resources was not material.

     The Company completed the awareness, assessment, testing, remediaton and implementation steps during the fourth quarter of 1999. As a result of the awareness and assessment phases in the plan, the Company identified certain critical computer applications. Critical computer applications were deemed to be those which were fundamental to the Company's core business mission, the failure of which would have a significant adverse impact on the Company. The Company identified both its practice management system and its general ledger software applications as being critical. The Company determined that its clinical applications were not considered critical since to the extent any of these applications were computer based, manual systems were appropriately available.

     With regards to the critical application areas, the Company proceeded to the testing, remediation and implementation phase. The Company completed its review and testing of its practice management system during the first quarter of 1999. These tests indicated that existing software issues relevant to the Year 2000 problem could be corrected appropriately by utilizing so-called "patches" provided by the software vendor. Implementation of these "patches" were completed where necessary and the Company believes that the upgraded software has operated in a compliant fashion. Further, the Company completed a number of acquisitions and joint ventures in recent years and some of the information systems associated with entities acquired in recent months had not been fully integrated with the Company's information systems. A significant portion of the Company's capital budget for the fiscal year ending December 31, 1999 was allocated to the conversion of these acquired systems. The Y2K Committee monitored the implementation of the 1999 capital budget and organized the schedule to assure that any existing material non-compliant practice management systems not susceptible to a patch were replaced by September 30, 1999. Since acquisitions and other development transactions were expected to continue during the remainder of calendar 1999 and into 2000 and beyond, the Company has established systems and protocols to assure the timely conversion of information systems acquired in future transactions so that any adverse impacts are minimized.

     During the third and fourth quarters of 1998, the Company implemented a conversion and upgrade of its general ledger system to address the demands placed upon the existing systems due to the Company's continued growth. The Company believed that it received appropriate warranties and assurances from its general ledger vendors that these systems are Year 2000 compliant.

     An assessment of the Company's hardware indicated that certain equipment was not Year 2000 complaint. The cost of replacing this equipment was not material as the shelf life of the Company's personal computers is 3-5 years and each year approximately 25% of all personal computers have been replaced or upgraded. The Company believes all personal computers purchased since early 1997 through 1999 are Year 2000 complaint.

     The Company has completed its review of embedded applications that control certain medical and other equipment. The nature of the Company's business is such that any failure of these type of applications was not expected to have a material adverse effect on its business. In particular, the Company focused on reviewing and testing those applications the failure of which would be likely to cause as significant risk of either producing inaccurate information regarding a patient's risk of illness or injury or causing death or serious injury to patients under treatment in the Company's facilities. The Company believed that, because of the types of services it primarily provides and the nature of its patient population, there was minimum likelihood of death or serious injury occurring because of the failure of an embedded application. The Company completed its review of this area during the fourth quarter of 1999 and implemented solutions based on its findings. The estimated cost of equipment to be replaced as a result of this review was approximately $50. The Company included this estimate in its 1999 capital budget referenced below.

     The Company sent inquiries to its significant equipment and medial suppliers concerning the Year 2000 compliance of their significant computer applications. Responses were received from over 60% of those suppliers solicited. After a review of these responses, no significant problems were identified.

     During the third and fourth quarters of 1998, the Company sent inquiries to its significant third-party payors. The Company's third-party payors are a highly diffuse group and involve a class of several thousand parties. For the purpose of the essential inquires sent in 1998, "significant" was deemed to mean a payor that represented $5 to $10 in revenue generation during the last twelve months depending on a center's revenue size. Although several hundred responses to those 1998 inquiries were received and no serious payor issues were identified, the Company narrowed its focus during the second quarter of 1999 to a higher dollar revenue generating class. This narrower class not only received additional written inquires where necessary, but also were interviewed by telephone, if the Company deemed it appropriate, as to their Year 2000 capabilities. Since the Company's revenues are derived from reimbursement by governmental and private third-party payors, the Company was dependent upon such payors' evaluation of their Year 2000 compliance status and associated risks. If such payors were incorrect in their evaluation of their Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company. To date, the Company is not aware any material delays in such reimbursement due to Year 2000 problems.

     As noted above, the Company executed the Year 2000 plan primarily with existing internal resources. The Company did not separately track the internal costs associated with the Year 2000 plan; however, the principal costs were related to payroll and the associated benefits for its information services group. Year 2000 remediation costs were incorporated into the Company's general capital budget for the 1999 fiscal year. The overall capital budget for 1999 was approximately $1,000. The costs included in this capital budget involving remediation of Year 2000 issues were not material to the results of operations or the financial condition of the Company.

     Guidance from the Securities and Exchange Commission required the Company to describe its "reasonably likely worst case scenario" in connection with year 2000 issues. As discussed above, while there was always the potential risk of serious injury or death resulting from a failure of embedded applications in medical and other equipment used by the Company, the Company did not believe that such events were reasonably likely to occur. The Company believes that the most reasonably likely worst case to which it would be exposed was that, notwithstanding the Company's attempts to obtain Year 2000 compliance assurance from third-party payors, there would be material failure in such payors' systems which prevents or substantially delays reimbursement to the Company for its services. In such event, the Company would be forced to rely on cash on hand and available borrowing capacity to the extent of any shortfall in reimbursement, and could be forced to incur additional costs for personnel and other resources necessary to resolve any payment issues. Subsequent to the commencement of the Year 2000, the Company has not yet had to incur any such additional costs or deal with any such reimbursement issues.

     Currently, the Company has not encountered any significant business interruptions from the Year 2000 issue on its internal information systems and non-information systems. The Company will continue to monitor its systems and its suppliers and third-party payors to ensure that issues do not manifest themselves over the next few months. Although the

Company does not anticipate any future significant business interruptions, no assurance can be given that such interruptions will not occur.

     Various of the Company's disclosures and announcements concerning its products and Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

         Name                       Age     Position with the Company
         ----                       ---     -------------------------
John C. Garbarino................   47      President, Chief Executive Officer and Director
Richard P. Quinlan...............   41      Chief Financial Officer, Treasurer, Secretary and General Counsel
Lynne M. Rosen...................   38      Senior Vice President, Operations and Assistant Secretary
H. Nicholas Kirby................   51      Senior Vice President, Corporate Development
Pamela G. Fine...................   40      Senior Vice President, Sales and Marketing
Edward L. Cahill.................   47      Director
Kevin J. Dougherty...............   53      Director
Angus M. Duthie..................   60      Director
Donald W. Hughes.................   49      Director
Frank H. Leone...................   55      Director
Steven W. Garfinkle..............   42      Director

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

     Richard P. Quinlan joined the Company as Chief Financial Officer, Treasurer, Secretary and General Counsel in November 1996. From December 1991 to October 1996, Mr. Quinlan was Senior Vice President and General Counsel of AdvantageHEALTH Corporation ("AdvantageHEALTH"). AdvantageHEALTH is a provider of physical rehabilitation services, subacute services, home health services, and senior living/assisted living services in the Northeast United States, and now a wholly-owned subsidiary of HEALTHSOUTH Corporation, a provider of outpatient and rehabilitative healthcare services. From June 1985 to November 1991, he practiced law with Nutter, McClennen & Fish in Boston, Massachusetts and served as a partner during his final two years there. During March 2000, Mr. Quinlan tendered his resignation to pursue another career opportunity. Such resignation will become effective March 31, 2000.

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

     H. Nicholas Kirby, has served as Senior Vice President, Corporate Development since January 1998. Previously he served as Vice President, Corporate Development of the Company since June 1996. From August 1994 to June 1996, he was OH+R's Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. ( "LINK ") from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine.

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

     Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a founding partner of Cahill, Warnock & Company, LLC ( "Cahill, Warnock "), an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group.
Mr. Cahill is also a director of MedPlus, Inc. (Nasdaq: MEDP), MD/Bio and several private companies.

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

     The directors are elected to three year terms or until their successors have been duly elected and qualified. The terms of Edward L. Cahill and Donald
W. Hughes expire in 2000. The term of Kevin J. Dougherty and Frank H. Leone expire at the 2001 Annual Meeting of Stockholders. The terms of Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle expire in 2002.

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


Other Key Officers

     Other key contributing officers of the Company are as follows:

Name                                   Age     Position with the Company
----                                   ---     -------------------------
William B. Patterson, MD, MPH.......   51      Chairman, Medical Policy Board
David R. McLarnon...................   45      Vice President, Workplace Health Division
Patti E. Walkover...................   45      Vice President, Network Operations
Raymond M. Sessler..................   42      Vice President, Information Services
Janice M. Goguen ...................   36      Corporate Controller and Assistant Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 1999, all such reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth certain information regarding the compensation paid by the Company to the Company's Chief Executive Officer, and the only other executive officers whose salary and bonus exceeded $100,000 in 1999 (together the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                                                          Compensation
                                                                                            Awards
                                                                                           Securities            (1)
                                                                 Annual Compensation       Underlying        All Other
Name and Principal Position                           Year      Salary ($)     Bonus ($)     Options       Compensation $
---------------------------                           ----      ----------     ---------   -----------     --------------
John C. Garbarino ..............................      1999       180,000        18,000        60,000(2)         3,338
  President and Chief Executive Officer               1998       180,000            --        60,000(2)         3,494
                                                      1997       180,000            --            --            6,170

Richard P. Quinlan .............................      1999       140,000        14,000         5,000(2)         7,489
  Chief Financial Officer, Treasurer, Secretary       1998       140,000        10,000        10,000            7,138
  and General Counsel                                 1997       140,000            --            --            7,674

Lynne M. Rosen .................................      1999       140,000        14,000         5,000(2)         2,523
  Sr. Vice President, Planning and                    1998       139,711            --        10,000            2,922
  Development                                         1997       108,654            --            --            2,915

H. Nicholas Kirby ..............................      1999       139,231        14,000        15,000(2)         1,385
  Senior Vice President,                              1998       129,515            --        20,000            1,609
  Corporate Development                               1997        87,907            --            --            1,485

Pamela G. Fine(3) ..............................      1999       115,385        12,000        25,000              554
  Senior Vice President,
  Sales & Marketing

(1) Includes primarily the Company's contribution under the Company's 401(k) plan and car allowances.

(2) This grant or a portion thereof in certain individual cases represents an extension of a 1998 grant that was to vest fully upon the achievement of certain goals and other criteria.

(3)  Ms. Fine joined the Company in January 1999.

Option Grants

     The following table sets forth information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                             Individual Grants
                                         Number of          % of Total                                        Realizable Value
                                         Securities           Options                                         Assumed Annual
                                         Underlying          Granted to    Exercise                           Rates of Stock
                                       Options Granted       Employees      Price      Expiration             Price Appreciation
Name                                         (#)             in 1999       ($/SH)         Date                 For Option Term (1)
                                                                                                            ------------------------
                                                                                                               5% ($)          10%
-------------------------------------------------------     -----------    -------     ----------           ------------------------
John C. Garbarino .............           60,000(2)             34%         $3.00         01/16/09           $113,400       $286,800

Richard P. Quinlan ............            5,000(2)            2.8%         $3.00         01/16/09           $  9,450       $ 23,900

Lynne M. Rosen ................            5,000(2)            2.8%         $3.00         01/16/09           $  9,450       $ 23,900
H. Nicholas Kirby .............            5,000(2)            2.8%         $3.00         01/16/09           $  9,450       $ 23,900
                                          10,000(3)            5.7%         $3.75         01/11/09           $ 23,700       $ 59,600
Pamela G. Fine ................            5,000(2)            2.8%         $3.00         01/16/09           $  9,450       $ 23,900
                                          20,000(3)           11.4%         $3.75         01/11/09           $ 47,400       $119,200

(1) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.

(2) 100% were to vest fully on December 31, 1999 if various goals and other criteria were achieved. Since such goals and other criteria were not achieved, these options became null and void as of such date.

(3) Options granted vest ratably over four (4) years on each of the first four anniversary dates of the grant date.

Option Exercises and Year-End Values

     The following table sets forth information concerning option holdings as of December 31, 1999 with respect to the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities           Value of Unexercised
                                   Shares                    Underlying Unexercised          in-the Money Options
                                  Acquired                    Options at FY-End (#)            at FY-End ($) (1)
                                     On         Value       -------------------------     --------------------------
Name                            Exercise (#) Realized ($)   Exercisable  Unexercisable    Exercisable  Unexercisable
                                ------------ ------------   -----------  -------------    -----------  -------------
John C. Garbarino .............     --           --          129,540        25,000        58,148             0
Richard P. Quinlan ............     --           --           35,000        15,000           938         2,813
Lynne M. Rosen ................     --           --           27,787         8,750        11,320         2,813
H. Nicholas Kirby .............     --           --           19,746        25,875         8,420         8,905
Pamela G. Fine ................     --           --                0        20,000             0        15,000

(1) Based on the fair market value of the Company's Common Stock as of December 31, 1999 ($3.75) minus the exercise price of options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 14, 2000 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Executive Officer of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

                                                              Shares
                                                            Beneficially  Percent
Name and Address of Beneficial Owner                          Owned(1)    of Class
------------------------------------                         ---------    --------
Cahill, Warnock Strategic Partners Fund, L.P. (2) .......    679,042       31.5%
    One South Street, Suite 2150
    Baltimore, MD 21202

Prince Venture Partners III, L.P. (3) ...................    400,045       27.0%
   10 South Wacker Drive
   Chicago, IL 60606

Partech International Entities (4) ......................    283,333       16.1%
   50 California Street, Suite 3200
   San Francisco, CA 94111

Venrock Entities (5) ....................................    246,784       15.0%
   30 Rockefeller Plaza, Room 5508
   New York, NY 10112

BancBoston Ventures, Inc. (6) ...........................    215,636       13.7%
   100 Federal Street
   Boston, MA 02110

The Venture Capital Fund of New England III, L.P. (7) ...    182,303       11.8%
   160 Federal Street, 23rd Floor
   Boston, MA 02110

Asset Management Associates 1989, L.P. (8) ..............    173,685       11.1%
   2275 East Bayshore Road
   Palo Alto, CA 94303

State of Wisconsin Investment Board (9) .................     74,850        5.1%
   P.O. Box 7842
   Madison, WI 53707

John C. Garbarino (10) ..................................    201,609       12.5%
   175 Derby Street, Suite 36
   Hingham, MA 02043

Lynne M. Rosen (11) .....................................     51,818        3.4%
Richard P. Quinlan (12) .................................     41,250        2.7%
H. Nicholas Kirby (13) ..................................     33,527        2.2%


Pamela G. Fine (14) .....................................      5,000          *
Kevin J. Dougherty (15) .................................      2,000          *
Angus M. Duthie (16) ....................................      2,000          *
Edward L. Cahill (17) ...................................      2,000          *
Donald W. Hughes (18) ...................................      1,200          *
Frank H. Leone (19) .....................................      5,000          *
Steven W. Garfinkle (20) ................................      5,000          *
All directors and executive officers as a group .........    350,404       20.3%
       (11 persons) (21)

----------
* Less than 1%

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

(2) Consists of 679,042 shares of Common Stock issuable upon conversion of shares of the Preferred Stock. Edward L. Cahill, a director of the Company, is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.

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

(4) Consist of 86,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Axa U. S. Growth Fund, LLC (the "Axa Conversion Shares"), 173,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by U.S. Growth Fund Partners, C.V. (the "GFP Conversion Shares"), 16,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Double Black Diamond II, LLC (the "DBD Conversion Shares") and 6,665 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Almanori Limited (the "Almanori Conversion Shares"). As the investment managing member of Axa U.S. Growth Fund, LLC, PAX V, LLC may be deemed to beneficially own the Axa Conversion Shares. Based on a Schedule 13G dated February 10, 1998, AXA-UAP may also be deemed to beneficially own the Axa Conversion Shares. As the investment general partner of U.S. Growth Fund Partners, C.V., PAR, V V.O.F. may be deemed to beneficially own the GFP Conversion Shares. As non-managing members of PAX V, LLC and a general partner of PAR V V.O.F., David Sherry and Glenn Solomon may be deemed to beneficially own the Axa Conversion Shares and the GFP Conversion Shares. As a managing member of PAX V, LLC and PAR V V.O.F. , PAR SF, LLC may be deemed to beneficially own the Axa Conversion Shares and the GFP Conversion Shares. As a managing member of PAR SF, LLC and Double Black Diamond II, LLC, Vincent Worms may be deemed to beneficially own the Axa Conversion Shares, the GFP Conversion Shares and the DBD Conversion Shares. As a managing member of PAR SF, LLC and Double Black Diamond II, LLC Thomas McKinley may be deemed to beneficially own the Axa Conversion Shares, the GFP Conversion Shares and the DBD Conversion Shares. As non-managing members of PAX V, LLC, Scott Matson and Philippe Cases may be deemed to own the Axa Conversion Shares. Each of PAX V, LLC, PAR SF, LLC, Vincent Worms, Thomas McKinley, Scott Matson, Philippe Cases, David Sherry and Glenn Solomon disclaims beneficial ownership of the Axa Conversion Shares, except to the extent of their respective proportionate pecuniary interest therein. Each of PAR V V.O.F., PAR SF, LLC, Vincent Worms, Thomas McKinley, David Sherry and Glenn Solomon disclaims beneficial ownership of the GFP Conversion Shares, except to the extent of their respective proportionate pecuniary interests therein. Each of Vincent Worms and Thomas McKinley disclaims beneficial ownership of the DBD Conversion Shares, except to the extent of their respective proportionate pecuniary interests therein.

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

(8) Includes 83,333 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share voting and investment power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.

(9) Shares reported as beneficially owned by State of Wisconsin Investment Board in a Schedule 13G filed with the SEC dated February 10, 2000.

(10) Includes 129,540 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(11) Includes 29,037 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(12) Includes 36,250 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(13) Includes 26,527 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(14) Consists entirely of 5,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(15) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 7.

(16) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable upon the exercise of options that are exercisable within 60 days of March 14, 2000. Mr. Duthie disclaims any beneficial ownership in the shares held by Prince Venture Partners III, L.P. See Note 3.

(17) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Cahill is a Member of Cahill Warnock & Company, LLC, the General Partner of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategies Partners Fund, L.P. and Strategic Associates, L.P.

(18) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(19) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(20) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000.

(21) Includes an aggregate of 243,554 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2000. Does not include an aggregate of 515,621 shares of Common Stock and an aggregate of 783,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 3, 7, 15, 16 and 17.

ITEM l3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 1999.

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

     Schedules Supporting the Financial Statements
     Schedule II  Valuation and Qualifying Accounts++

     (a)(3) Exhibits

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

4.03      (a)  Revolving Credit Agreement dated as of November 13, 1997 (the
               "Revolving Credit Agreement"), by and between the Company and BankBoston, N.A. **

          (b) Letter Agreement dated December 30, 1998 by and between the Company and BankBoston, N.A. modifying certain terms of the Revolving Credit +

          (c) Letter Agreement dated as of December 30, 1999 by and between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) ("BankBoston") modifying certain terms of the Revolving Credit Agreement ++.


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

10.04     (a)  Registration Rights Agreement among the Company and certain security holders dated as of June 6, 1996 (Filed as Exhibit 10.01 to Form 10-Q dated June 30, 1996, File No. 0-21428, and incorporated by reference herein).

          (b) Amendment No. 1 to Registration Rights Agreement among the Company and certain security holders dated as of November 6, 1996.*

10.05 Registration Rights Agreement between the Company and New England Occupational Health Services, P.C. dated as of August 1, 1997 (Filed as Exhibit 10.01 to Form 10-Q for the quarterly period ended September 30, 1997, File No. 0-21428, and incorporated by reference herein).

10.06     (a)  Series A Convertible Preferred Stock Purchase Agreement among the
               Company and certain security holders dated as of November 6, 1996.*

          (b) Stockholders' Agreement among the Company and security holders of Series A Convertible Preferred Stock dated as of November 6, 1996.*

          (c) Registration Rights Agreement between the Company and security holders of Series A Convertible Preferred Stock dated as of November 6, 1996.*

10.07 Registration Rights Agreement between the Company and Business Health Management, P.C. dated as of March 4, 1997 (Filed as
               Exhibit 10.01 to Form 10-Q for the quarterly period ended March 31, 1997, File No.0-21428, and incorporated by reference herein).

21.01          Subsidiaries of the Company.++

23.01          Consent of Ernst & Young LLP.++

27.01          Financial Data Schedule.++

* Previously filed as the exhibit stated in Form 10-K for the fiscal year-ended December 31, 1996, File No. 0-21428, and incorporated by reference herein.

** Previously filed as the exhibit stated in Form 10-K for the fiscal year-ended December 31, 1997, File No. 0-21428, and incorporated by reference herein.

+ Previously filed as the exhibit stated in Form 10-K for the fiscal year-ended December 31, 1998, File No. 0-21428, and incorporated by reference herein.

++             Filed herewith.


The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed for events occurring during the last quarter of the fiscal year ended December 31, 1999.

                   Occupational Health + Rehabilitation Inc

                       Consolidated Financial Statements

                     Year ended December 31, 1999 and 1998



                                    CONTENTS


Report of Independent Auditors.............................................  F-2

Consolidated Financial Statements

Consolidated Balance Sheets................................................  F-3
Consolidates Statement of Operations.......................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
   and Redeemable Stock....................................................  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements.................................  F-8

                        Report of Independent Auditors

Board of Directors
Occupational Health + Rehabilitation Inc

     We have audited the accompanying consolidated balance sheets of Occupational Health + Rehabilitation Inc and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(A) These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Occupational Health + Rehabilitation Inc and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998.


                                                     ERNST & YOUNG LLP

Boston, Massachusetts
March 27, 2000

                   Occupational Health + Rehabilitation Inc

                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                           DECEMBER 31
                                                       1999            1998
                                                -------------------------------
Assets
Current assets:
 Cash and cash equivalents                              $  1,512        $ 1,562
 Accounts receivable, less allowance for
  doubtful accounts of $744 and $430 in 1999
  and 1998, respectively                                   7,105          5,137
 Note receivable                                                            292
 Prepaid expenses and other assets                           638            349
                                                -------------------------------
Total current assets                                       9,255          7,340

Property and equipment, net                                2,383          2,181
Goodwill, less accumulated amortization of $719
 and $508 in 1999 and 1998                                 5,346          4,574
Note receivable                                                             175
Other assets                                                 176            209
                                                 -------------------------------

Total assets                                            $ 17,160        $14,479
                                                ===============================

Liabilities, redeemable stock and stockholders'
 equity (deficit)
Current liabilities:
 Accounts payable                                       $    748        $   129
 Accrued expenses                                          2,755          1,639
 Accrued payroll                                           1,559            825
 Current portion of long-term debt                           573            901
 Current portion of obligations under capital
  leases                                                     281            152
 Restructuring liability                                     536
 Dividends payable                                           113
                                                -------------------------------
Total current liabilities                                  6,565          3,646
Long-term debt, less current maturities                    2,586            999
Obligations under capital leases                             320            117
Restructuring liability                                      358
                                                -------------------------------
Total liabilities                                          9,829          4,762

Minority interests                                         1,291            681
Redeemable, convertible preferred stock, Series
 A, $.001 par value, $8,500,002 liquidation
 value, 1,666,667 shares authorized, 1,416,667
 shares issued and outstanding                             8,470          8,455

Stockholders' equity (deficit):
 Preferred stock, $.001 par value--3,333,333
  shares authorized, none issued and outstanding
 Common stock, $.001 par value--10,000,000
  shares authorized, 1,579,479 shares issued in
  1999 and 1998 and 1,479,510  and 1,479,444
  shares outstanding in 1999 and 1998,
  respectively                                                 1              1
 Additional paid-in capital                               10,620         10,620
 Accumulated deficit                                     (12,551)        (9,540)
 Less treasury stock, at cost, 100,502 shares               (500)          (500)
                                                -------------------------------
Total stockholders' equity (deficit)                      (2,430)           581
                                                -------------------------------
Total liabilities, redeemable stock and
 stockholders' equity (deficit)                         $ 17,160        $14,479
                                                ===============================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                     Consolidated Statements of Operations
               (in thousands, except share and per-share amounts)


                                                                 YEAR ENDED DECEMBER 31
                                                        1999              1998              1997
                                                -----------------------------------------------------

Revenue                                             $   32,148        $   23,083        $   18,307
Expenses:
 Operating                                              26,924            19,970            17,209
 General and administrative                              3,708             3,035             2,590
 Depreciation and amortization                           1,062               759               658
 Restructuring                                           2,262                --                --
                                                -----------------------------------------------------
                                                        33,956            23,764            20,457
                                                -----------------------------------------------------
                                                        (1,808)             (681)           (2,150)
Nonoperating gains (losses):
 Interest income                                            51               171               334
 Interest expense                                         (244)             (179)             (248)
 Minority interest in net (profits) losses
  of subsidiaries                                         (590)             (318)              183
 Gain on disposition of investment                                                             217
 Write-off of note receivable                             (292)               --                --
                                                -----------------------------------------------------
Loss before income taxes and cumulative
effect of a change in accounting principle              (2,883)           (1,007)           (1,664)

Income taxes                                                --                --                --
                                                -----------------------------------------------------
Loss before cumulative effect of a change in
 accounting principle                                   (2,883)           (1,007)           (1,664)
Cumulative effect of change in accounting
 principle                                                  --              (155)               --
                                                -----------------------------------------------------
Net loss                                            $   (2,883)       $   (1,162)       $   (1,664)
                                                =====================================================
Net loss available to common shareholders           $   (3,011)       $   (1,177)       $   (1,681)
                                                =====================================================
Per share amounts:
 Loss before cumulative effect of a change
  in accounting principle                           $    (2.04)       $    (0.69)       $    (1.07)
 Cumulative effect of change in accounting
  principle                                                 --             (0.11)               --
                                                -----------------------------------------------------
Net loss per common share                           $    (2.04)       $    (0.80)        $   (1.07)
                                                =====================================================
Weighted-average common shares outstanding           1,479,450         1,479,141         1,573,471
                                                =====================================================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Stock

                     (in thousands, except share amounts)



                                                                                                          Total        Redeemable
                                               Additional                                              Stockholders'  Convertible
                             Common Stock       Paid-in       Accumulated       Treasury Stock           Equity      Preferred Stock
                           Shares    Amount      Capital        Deficit        Shares    Amount        (Deficit)       Series A
                         -----------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1996       1,471,477    $1        $10,096       $(6,682)                                  $3,415          $8,423
 Issuance of common
  stock related to
  Argosy Health
  Northeast                100,502                  500                                                    500
 Issuance of common
  stock related to
  practice acquisition       7,500                   23                                                     23
 Accretion of preferred
  stock issuance costs                                            (17)                                     (17)             17
 Acquisition of 100,502
  shares of treasury
  stock                   (100,502)                                         100,502      $(500)           (500)
 Net loss                                                      (1,664)                                  (1,664)
                         -----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997       1,478,977     1          10,619       (8,363)      100,502       (500)          1,757           8,440
 Accretion of
  preferred stock
  issuance costs                                                  (15)                                     (15)             15
 Exercise of stock
  options                      467                     1                                                     1
 Net loss                                                      (1,162)                                  (1,162)
                         -----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998       1,479,444     1         10,620        (9,540)      100,502      (500)             581           8,455
 Accretion of
  preferred stock
  issuance costs                                                  (15)                                     (15)             15
 Exercise of stock
  options                       66
 Accrual of preferred
  stock dividends                                                (113)                                    (113)
 Net loss                                                      (2,883)                                  (2,883)
                         -----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1999       1,479,510    $1        $10,620      $(12,551)      100,502     $(500)         $(2,430)         $8,470
                        ============================================================================================================

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                  YEAR ENDED DECEMBER 31
                                                         1999              1998              1997
                                                 -----------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                $(2,883)          $(1,162)          $(1,664)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                              715               474               354
  Amortization                                              347               285               304
  Cumulative effect of change in accounting
   principle                                                 --               155                --
  Amortization of discount                                   --                --                 8
  Minority interest in profits (losses) of
   subsidiaries                                             590               308              (183)
  Gain on disposition of investment                          --                --              (217)
  Restructuring charges and write-off of note
   receivable                                             1,660                --                --
  Changes in operating assets and liabilities:
    Accounts receivable                                  (2,517)           (1,294)           (2,416)
    Prepaid expenses and other current assets              (326)               76               (67)
    Due from related party, net                              --                --               253
    Deposits and other noncurrent assets                     (6)               --               (27)
    Restructuring liability                                 894                --                --
    Accounts payable and accrued expenses and
     other long-term liabilities                          2,469               513               659
                                                   -----------------------------------------------------
Net cash provided (used) by operating
 activities                                                 943              (645)           (2,996)


INVESTING ACTIVITIES
Release of restricted cash and refund of
 security deposit                                            --                --               320
Cash paid for intangibles                                  (296)             (484)             (381)
Property and equipment additions                           (480)             (608)             (458)
Distributions to joint venture partnerships                (587)               --                --
Cash received from sale of partnership
 interest                                                    --                --               702
Cash paid for acquisitions                                 (938)             (469)           (1,375)
Cash received on notes receivable                           175               450                --
                                                   -----------------------------------------------------
Net cash used in investing activities                    (2,126)           (1,111)           (1,192)


                   Occupational Health + Rehabilitation Inc

                                (in thousands)


                                                                   YEAR ENDED DECEMBER 31
                                                          1999              1998              1997
                                                  -----------------------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of common stock                           --           $     1                --
Proceeds from lines of credit and loans
 payable                                                 $1,706                --           $   331
Proceeds from sale-leaseback
 transaction                                                204
Payments of long-term debt                                 (556)             (780)             (457)
Payments of capital lease obligations                      (263)             (137)             (139)
Cash received by partnership                                 42                54                17
                                                  -----------------------------------------------------
Net cash provided (used) by financing
 activities                                               1,133              (862)             (248)
                                                  -----------------------------------------------------

Net decrease in cash and cash equivalents                   (50)           (2,618)           (4,436)
Cash and cash equivalents at beginning of year            1,562             4,180             8,616
                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                 $1,512           $ 1,562           $ 4,180
                                                  =====================================================

NON-CASH ITEMS
Accrual of  dividends payable                            $  113                --                --
Notes payable issued as partial consideration
 for acquisitions                                           108           $   700           $ 1,132
Forgiveness of note payable                                  --               536                --

See accompanying notes.

                   Occupational Health + Rehabilitation Inc

                   Notes to Consolidated Financial Statements

              (Dollar amounts in thousands, except per share data)

                               December 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Occupational Health + Rehabilitation Inc (the Company) is a leading provider of occupational health care services to employers and their employees specializing in the prevention, treatment and management of work related injuries and illnesses. The Company develops and operates multidisciplinary, outpatient health care centers and contracts with other health care providers to develop integrated occupational health care delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations (Physician Practices) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures with health systems to provide management and related services to the centers and networks of providers established by the joint ventures.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its majority-owned subsidiaries, joint ventures and partnerships. All of the outstanding voting equity instruments of the Physician Practices are owned by a shareholder nominated by the Company. Through option or employee agreements, the Company restricts transfer of Physician Practice ownership without its consent and can, at any time, require the nominated shareholder to transfer ownership to a Company designee. It is through this structure and through long-term management agreements entered into with the Physician Practices that the Company has an other than temporary controlling financial interest in the Physician Practices.

Most states in which the Company operates have laws and regulations that are often vague limiting the corporate practice of medicine and the sharing of fees between physicians and non-physicians. The Company believes it has structured all of its operations so that they comply with such laws and regulations; however, there can be no assurance that an enforcement agency could find to the contrary or that future interpretations of such laws and regulations will not require structure and organizational modifications of the Company's business.

All significant intercompany accounts and transactions have been eliminated.

                   Occupational Health + Rehabilitation Inc

              (Dollar amounts in thousands, except per share data)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Cash and cash equivalents include cash balances of majority-owned joint ventures amounting to $1,079 and $1,189 at December 31, 1999 and 1998, respectively. These funds are only utilized for joint venture purposes unless paid through dividends to the joint venture participants.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by straight-line and declining-balance methods over the useful lives of the respective assets. Medical equipment is depreciated over ten years while furniture and office equipment is depreciated over five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation of assets under capital leases is included with depreciation.

GOODWILL

Goodwill is amortized using the straight-line method over periods of 20 to 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 1999 for existing centers. Refer to Note 9 for goodwill impairment associated with centers considered in the restructuring plan.

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

                   Occupational Health + Rehabilitation Inc

              (Dollar amounts in thousands, except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROFESSIONAL LIABILITY COVERAGE

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states it has centers operating. The Company also maintains professional liability insurance coverage in the name of its employed physicians on a claims-made basis in all states, except Massachusetts, which is on an occurrence basis. Management is not aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

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

                   Occupational Health + Rehabilitation Inc

              (Dollar amounts in thousands, except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which also establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company's efforts are devoted to occupational health care and related services that are managed and reported in one segment. Additionally, the Company is located in the Northeastern United States and derives all of its revenues from services provided in the United States.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the company capitalized its preopening costs in connection with new centers and its costs associated with new service lines. The Company adopted the provisions of the SOP in its financial statements on December 31, 1998 retroactively to January 1, 1998. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $155 ($0.11 per share) to expense costs that had been previously capitalized prior to January 1, 1998.

2.  JOINT VENTURES AND ACQUISITIONS

During 1999, the Company entered into a joint venture with a hospital system, with an aggregate initial contribution of $203. The Company holds a 60% interest in the joint venture limited liability company. The Company also has a management contract with the joint venture for an initial term of twenty years with automatic renewals for successive five-year terms. In addition, the Company purchased three occupational medicine centers, a physical therapy practice and certain assets of an entity, which provides administrative support for a state self-insured workers' compensation program. The combined purchase price of these entities was $735 which was paid in cash at the time of closing. Goodwill recognized in these transactions was $746.

                   Occupational Health + Rehabilitation Inc

              (Dollar amounts in thousands, except per share data)



2.  JOINT VENTURES AND ACQUISITIONS (CONTINUED)

During 1998, the Company entered into a joint venture with a hospital system, with an aggregate initial contribution of $250 in cash and notes payable. The Company holds a 51% interest in the joint venture. The Company also has a management contract with the joint venture for an initial term of ten years with automatic renewals for successive five-year terms. In addition, the Company purchased four freestanding occupational medicine centers and a physician and physical therapy practice. The combined purchase price was $919. The remainder of the purchase price is due in the form of notes payable in varying installments through 2001. Goodwill recognized in these transactions was $344.

During 1997, the Company entered into two joint ventures with two hospital systems, with an aggregate initial contribution of $329 in cash and fixed assets. The Company holds a 51% interest in one joint venture limited liability company, and a 75% interest in the other. The terms of the partnerships are each 30 years. The Company also has a management contract with each of the joint ventures for an initial term of five years with automatic renewals for successive five-year terms. In addition, The Company purchased five physician practices. The combined purchase price was $2,329. The remainder of the purchase price is due in the form of notes payable in varying installments through 2002, contingent payments and a convertible subordinated promissory note. Additionally, the Company issued 7,500 shares of stock relating to these acquisitions. Goodwill recognized in these transactions was $2,162.

In April 1996, the Company entered into a partnership to provide management and related services to the centers established by the partnership. On September 30, 1997, the partnership was converted to a limited liability company, and the Company assumed an additional 24% ownership interest in the joint venture for a total ownership percentage of 75%. Through this transaction, each party forgave outstanding indebtedness. Additionally, certain assets associated with one of the partnership centers were transferred in consideration for the forgiveness of the Company's note payable of approximately $536 and cash of approximately $56. The Company recorded a gain of $217 in connection with this transaction.

                   Occupational Health + Rehabilitation Inc

              (Dollar amounts in thousands, except per share data)



2.  JOINT VENTURES AND ACQUISITIONS (CONTINUED)

In September 1996, the Company purchased a 70% undivided interest in the assets of a business division of an unrelated company which provided industrial on-site occupational and physical therapy and related assessments. In connection with the transaction, a general partnership was formed. On December 31, 1997, the Company sold its general partnership interest in this entity. The Company received consideration in the form of the return of 100,502 shares of the Company common stock, (the Treasury Stock) a secured promissory note for $917 (the Note) and miscellaneous assets. In addition, the Company's former partner discharged debt owed to OH+R by a cash payment of $750. A gain of $51 was recognized in connection with this transaction. The Note originally had a term of three years and an interest rate of 9% per annum and was secured by various pledges and guarantees by the buyer, certain individuals and affiliates of the buyer. The note was subsequently renegotiated in October of 1998 to include quarterly payments at a rate of 12% through September 2000 and was unsecured. The payor of the note had made all required quarterly payments due on the note through June 30, 1999. The payor failed to make the September 30, 1999 payment, which led to extensive discussions between the Company and the payor regarding the financial condition of the payor. Based on these discussions, during the fourth quarter of 1999 the Company reserved the entire balance of the note receivable in the amount of $292. The payor of the note is undergoing a restructuring of its debt arrangements with its lender.

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

The pro forma results of operations as if the 1999 and 1998 acquisitions and joint ventures had occurred at the beginning of the preceding fiscal year is as follows:

                   Occupational Health + Rehabilitation Inc

              (Dollar amounts in thousands, except per share data)




2.  JOINT VENTURES AND ACQUISITIONS (CONTINUED)

                                                                    (Unaudited)
                                                                    December 31
                                                               1999             1998
                                                        ---------------------------------

Total revenue                                                $34,344          $27,324
Net loss                                                      (3,260)          (1,720)
Net loss per share                                             (2.20)           (1.16)

The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transactions been effective on the assumed dates or of the future results of operations of the combined entities. These results highlight the financial condition of the operations prior to the Company's influence on the acquired businesses.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                     December 31
                                                                1999             1998
                                                         ---------------------------------

Medical equipment                                                $ 1,539          $ 1,201
Furniture and office equipment                                     2,123            1,483
Leasehold improvements                                               580              778
Vehicles                                                              13               13
                                                        ---------------------------------
                                                                   4,255            3,475
Less accumulated depreciation                                     (1,872)          (1,294)
                                                        ---------------------------------

                                                                 $ 2,383          $ 2,181
                                                        =================================

The Company entered into capital lease obligations of $595, $85 and $245 in 1999, 1998 and 1997, respectively. The cost of certain equipment leased under capital lease agreements was $1,367 and $772 at December 31, 1999 and 1998, respectively. Accumulated depreciation on these capitalized lease assets was $509 and $330 at December 31, 1999 and 1998, respectively.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)




4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      December 31
                                                                1999             1998
                                                             -----------------------------

Promissory notes, bearing interest at rates ranging
 from 0% to 8.75%, due in annual installments
 through March 2002                                               $1,166           $1,613
Line of credit with bank, bearing interest at the
 bank's base rate plus 0.75% (9.15% at December 31,
  1999), secured by certain accounts receivable                    1,993              287
                                                             ----------------------------
                                                                   3,159            1,900
Less current portion                                                (573)            (901)
                                                             ----------------------------
                                                                  $2,586           $  999
                                                             ============================

A $250 promissory note included above contains provisions whereby it may convert into 25,000 shares of common stock upon the occurrence of certain specified events.

The Company's line of credit consists of two facilities that expired on December 31, 1999 which, subsequent to year end, were amended to extend the term to June 30, 2001 and increase the interest rate. The first facility provides the Company with up to $5,000 for working capital and acquisition needs (the Company
Line). The second facility provides up to $2,000 to be utilized by the Company's existing and future joint ventures (the JV Line). The borrowing base of the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. The amended line bears interest at .75% over the bank's rate (previously .65%). The interest rate for the Company Line and the JV Line was 9.15% as of December 31, 1999 and interest is due quarterly in arrears.

The Company line contains leverage and fixed charge ratio covenants as well as quarterly minimum net income targets while both facilities impose restrictions on certain capital expenditures and related indebtedness. As of December 31, 1999, there was an outstanding balance of $1,706 on the Company Line and $287 on the JV Line.

In addition, the Company had $525 outstanding on a lease agreement that expired on December 31, 1999. The interest rate lease agreement approximated 9.4% as of December 31, 1999.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)




4.  LONG-TERM DEBT (CONTINUED)

Aggregate maturities of obligations under long-term debt agreements are as follows:



     2000                                           $  573
     2001                                            2,292
     2002                                              294
     2003                                                -

                                                 ---------
                                                    $3,159
                                                 =========

Interest paid in 1999, 1998 and 1997 was $196, $168 and $147, respectively.

5.  LEASES

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $2,168, $1,625 and $1,395 for 1999, 1998 and 1997, respectively. The Company acquired certain assets in 1998 that were subsequently refinanced into capital leases in 1999. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback.

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                          CAPITAL        OPERATING
                                                           LEASES         LEASES
                                                   ---------------------------------

  2000                                                       $323             $1,652
  2001                                                        253              1,485
  2002                                                         89              1,172
  2003                                                          -                958
  2004 and beyond                                               -                536
                                                      ------------------------------

  Total minimum lease payments                                665             $5,803
                                                                          ==========
  Less amounts representing interest                          (64)
                                                      --------------

  Present value of net minimum lease payments                $601
                                                      ==============

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


5.  LEASES (CONTINUED)


In connection with the restructuring plan (Note 9), minimum operating lease payments of $297, $238, $173 and $89 payable in 2000, 2001, 2002 and 2003, respectively, have been recorded as liabilities on the Company's balance sheet at December 31, 1999. Accordingly, they are not included above.

6.  INCOME TAXES

The Company provides for income taxes under the liability method. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,812, which begin to expire in 2009. The future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $5,042 ($3,902 in 1998) has been recognized to offset the deferred tax assets related to these carryforwards and other temporary differences, since uncertainty exists with respect to future realization of such deferred tax assets.

The significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                             1999             1998
                                                       ---------------------------------
Deferred tax assets:
 Net operating loss carryforwards                            $ 3,525          $ 3,552
 Other                                                         1,619              457
                                                       --------------------------------
 Total deferred tax assets                                     5,144            4,009
Less valuation allowance                                      (5,042)          (3,902)
                                                       --------------------------------
Net deferred tax asset                                           102              107

Deferred tax liabilities:
 Depreciation and amortization                                   (53)            (107)
   Other                                                         (49)               -
                                                       --------------------------------
Net deferred tax assets                                     $      -          $     -
                                                       ================================


The valuation allowance increased $1,140 in 1999 primarily due to the increase in net operating loss carryovers.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


7.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

NET LOSS PER COMMON SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts. In 1999 and 1998, respectively, for purposes of the net loss per share calculation, the net loss has been increased by $15 of preferred stock accretion. In 1999, the loss available to common shareholders also has been adjusted for $113 in dividends on the preferred stock. The effect of options, convertible preferred stock and a convertible note payable is not considered as it would be anti-dilutive for the years presented. Additional disclosures regarding these potentially dilutive securities are included in Notes 4 and 8.

                   LOSS                                 1999               1998               1997
                                               --------------------------------------------------------

Loss before cumulative effect of a change
 in accounting principle                               $(2,883)           $(1,007)          $(1,664)

Accretion on preferred stock redemption
 value and dividends accrued                              (128)               (15)              (17)
                                               --------------------------------------------------------


Loss before cumulative effect of a change
 in accounting principle                                (3,011)            (1,022)           (1,681)
Cumulative effect of a change in
 accounting principle                                       --               (155)               --
                                               --------------------------------------------------------


Loss available to common shareholders                  $(3,011)           $(1,177)          $(1,681)
                                              ========================================================

                 SHARES

Total weighted average shares outstanding
 (basic and diluted)                                     1,479              1,479             1,573
                                           ========================================================

Basic and diluted loss per common share
 before cumulative effect of a
 change in accounting principle                        $ (2.04)           $ (0.69)          $ (1.07)
Cumulative effect of a change in
 accounting principle                                       --              (0.11)            (1.07)
                                           --------------------------------------------------------

Net loss available to common shareholders              $ (2.04)           $ (0.80)          $ (1.07)
                                           ========================================================

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)



7.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

PREFERRED STOCK

At December 31, 1998, 5,000,000 shares of preferred stock $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock.

On November 6, 1996, the Company issued 1,416,667 shares of redeemable, convertible Series A Preferred Stock (Series A) in a private placement at a purchase price of $6.00 per share.

Each share of Series A is convertible, at the option of the holder, into one share of Common Stock, subject to certain adjustments. The holders of the Series A are entitled to vote as a single class with the holders of the Common Stock, and each share of Series A is entitled to the number of votes that is equal to the number of shares of Common Stock into which each share of Preferred Stock is convertible at the time of such vote.

The holders of Series A are entitled to certain registration rights with respect to the Common Stock into which the Series A is convertible. Dividends will be payable on the shares of Series A when and if declared by the Board of Directors after three years from the date of issuance and will thereafter accrue at an annual cumulative rate of $.48 per share, subject to certain adjustments.

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

In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of shares of Series A shall be paid an amount equal to the greater of (i) $6.00 per share plus all accrued but unpaid dividends or
(ii) the amount per share had each such share been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


7.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 1999, the Company has reserved shares of common stock for future issuance for the following purposes:

  Series A Preferred Stock                         1,416,667
  Stock Plans                                        660,000
                                                 -----------
                                                   2,076,667
                                                 ===========

8.  BENEFIT PLANS

STOCK PLANS

1998 Stock Plan: In January 1998, the Company's board of directors adopted the 1998 Stock Plan, which provides for the granting of up to 150,000 non-qualified stock options, "incentive stock options" (ISOs) and stock appreciation rights to employees, directors and consultants of the Company.

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



8. BENEFIT PLANS (CONTINUED)

The options in all of the above plans generally become exercisable over a four-year period and expire over a period not exceeding ten years.

A summary of the activity under the stock plans follows:

                                                    WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                                     AVERAGE                       AVERAGE                     AVERAGE
                                                    EXERCISE                      EXERCISE                    EXERCISE
                                       1999           PRICE          1998           PRICE         1997          PRICE
                                    -------------------------------------------------------------------------------------

Outstanding at beginning of the
 year                                   606,904           $4.62       389,810           $3.84     438,769          $ 5.75

Granted                                  66,000            3.63       273,976            3.78      41,099            6.00
Exercised                                   (66)           3.00          (467)           1.77
Canceled                               (163,468)           3.89       (56,415)           3.33     (90,058)          10.89
                                 ----------------------------------------------------------------------------------------

Outstanding at end of the year          509,370           $4.73       606,904           $4.62     389,810          $ 3.84
                                 ========================================================================================

Related information for options outstanding and exercisable as of December 31, 1999, under the stock plans, is as follows:





                                                                    WEIGHTED-
                                                                    AVERAGE
    RANGE OF EXERCISE          OPTIONS            OPTIONS           REMAINING
         PRICES              OUTSTANDING        EXERCISABLE        LIFE (YEARS)
---------------------------------------------------------------------------------


          $1.77               48,843              48,843              4.47
          3.00                68,125              17,031              8.08
        3.25-3.50             20,600               3,300              7.77
          3.53                51,357              47,421              6.09
        3.75-4.50             42,200               1,200              8.82
          5.00                55,000              13,750              8.75
          6.00               220,445             160,307              7.28
       8.75-81.25              2,800               2,255              4.75
                          ---------------------------------
                             509,370             294,107
                         ==================================

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


8.  BENEFIT PLANS (CONTINUED)

PRO FORMA INFORMATION FOR STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to 1996, the date of the Company's merger and the Black-Scholes option pricing model for options granted on and subsequent to 1996. The following weighted-average assumptions were used to determine the fair value for 1999, 1998 and 1997, respectively; a risk-free interest rate of 6.5% in 1999 and 5.3% in 1998 and 6.3% in 1997 each year, an expected dividend yield of 0% each year, an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 1.222 in 1999, 1.02-1.042 in 1998, and .897 in 1997, and a weighted-average expected life of the options of five to six years.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:



                                         1999             1998              1997
                                  ---------------------------------------------------

Pro forma net loss                         $(3,316)         $(1,587)          $(1,935)
Pro forma net loss per share                 (2.24)           (1.07)            (1.23)

401(K) PLAN

The Company has a qualified 401(k) plan for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions. Company contributions to the 401(k) plan were $197, $153 and $132 during 1999, 1998 and 1997, respectively.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)


9.  RESTRUCTURING CHARGES

During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. Further, the restructuring plan included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company.

The total number of employees terminated in conjunction with the restructuring plan was 64 with 33 having left the Company as of December 31, 1999. The remaining employees terminated employment with the Company during the first quarter of 2000. The employees affected by the restructuring plan included employees of the closed centers, including medical, physical therapy and administrative staff.

The restructuring charges primarily include severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments for centers that are closed, contractual expenses including lease abandonment costs, receivable write-downs related to accounts at centers that will no longer be pursued and miscellaneous related charges. The lease abandonment charge includes an estimate of sublet income.

                   Occupational Health + Rehabilitation Inc

              (Dollar amount in thousands, except per share data)




9.  RESTRUCTURING CHARGES (CONTINUED)

Details of the restructuring and other charges are as follows:

                                                             DECEMBER 31, 1999
                                      INITIAL    ---------------------------------------
DESCRIPTION                           CHARGE           PAYMENT            ACCRUALS
----------------------------------------------------------------------------------------
ACCRUED LIABILITIES                   --                   --                --
 Severance costs                   $  151                  $8               $143
 Lease abandonment costs              683                  --                683
 Miscellaneous                         68                  --                 68
                                                                     ------------------
                                                                            $894
                                                                     ==================

ASSETS IMPAIRMENTS
 Fixed asset writedowns and
  disposals                           319                  --                --
 Goodwill impairment                  340                  --                --
 Receivable writedown                 690                  --                --
 Miscellaneous                         11                  --                --
                                ----------
                                   $2,262
                                ==========

The revenues associated with the closed centers were $3,492, $3,867 and $1,588, respectively, as of December 31, 1999, 1998 and 1997, while the net operating losses were $565, $417 and $541, respectively, for the same time periods.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCCUPATIONAL HEALTH + REHABILITATION INC

March 29, 2000

                                         By:  /S/ JOHN C. GARBARINO
                                             ----------------------------------
                                            John C. Garbarino
                                            President, Chief Executive Officer
                                            and Director

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

            Signature                        Title                                             Date
            ---------                        -----                                             ----

      /S/ JOHN C. GARBARINO                  President and Chief Executive Officer        March 29, 2000
-----------------------------------          (principal executive officer and
        John C. Garbarino                    principal financial and accounting
                                             officer)

      /S/ EDWARD L. CAHILL                   DIRECTOR                                     March 29, 2000
-----------------------------------
       Edward L. Cahill

     /S/ KEVIN J. DOUGHERTY                  DIRECTOR                                     March 29, 2000
-----------------------------------
       Kevin J. Dougherty

       /S/ ANGUS M. DUTHIE                   DIRECTOR                                     March 29, 2000
-----------------------------------
        Angus M. Duthie

      /S/ DONALD W. HUGHES                   DIRECTOR                                     March 29, 2000
-----------------------------------
        Donald W. Hughes

       /S/ FRANK H. LEONE                    DIRECTOR                                     March 29, 2000
-----------------------------------
         Frank H. Leone

     /S/ STEVEN W. GARFINKLE                 DIRECTOR                                     March 29, 2000
-----------------------------------
       Steven W. Garfinkle

                                  EXHIBIT INDEX



Exhibit No.                      Description


 4.03 (c) Letter Agreement dated as of December 30, 1999 by and between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) modifying certain terms of the Revolving Credit Agreement.

21.01          Subsidiaries of the Company.

23.01          Consent of Ernst & Young LLP.

27.01          Financial Data Schedule.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Occupational Health + Rehabilitation Inc
                                December 31, 1999




                                              Allowance for Doubtful Accounts
                                                       December 31,
                                         ---------------------------------------

                                          1999           1998           1997

Beginning Balance                       $ 438,800      $ 179,700      $  78,300

Charged to costs and expenses             534,700        350,600        159,400

Deductions                                (34,600)       (91,500)       (58,000)
                                        ---------      ---------      ---------
Ending Balance                          $ 938,900      $ 438,800      $ 179,700
                                        =========      =========      =========

(1)  Uncollectible accounts written off, net of recoveries.