Form 10-Q
period 2000-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2000-05-15
CIK 887757

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:       March 31, 2000

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

                     [X]  YES       [ ]  NO

     The number of shares outstanding of the registrant's Common Stock as of May 5, 2000 was 1,479,510.

===============================================================================

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS
                        PART I --- FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1. Financial Statements

           Consolidated Balance Sheets................................        3

           Consolidated Statements of Operations......................        4

           Consolidated Statements of Cash Flows......................        5

           Notes to Consolidated Financial Statements.................        6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................        7

Item 3. Quantitative and Qualitative Disclosures About Market Risk....       12

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................       12

Signatures............................................................       13

Exhibit Index.........................................................       14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                     MARCH 31,              DECEMBER 31,
ASSETS                                                                 2000                     1999
                                                                    (Unaudited)
                                                               ------------------      --------------------
Current assets:
    Cash and cash equivalents.................................            $  1,210                 $  1,512
    Accounts receivable,  net.................................               7,806                    7,105
    Prepaid expenses and other assets.........................                 610                      638
                                                                     -------------              -----------
Total current assets                                                         9,626                    9,255

Property and equipment, net...................................               2,322                    2,383
Goodwill, net.................................................               5,277                    5,346
Other assets..................................................                 169                      176
                                                                     -------------              -----------
    Total assets..............................................            $ 17,394                 $ 17,160
                                                                     =============              ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable..........................................            $    705                 $    748
    Accrued expenses..........................................               2,056                    2,755
    Accrued payroll...........................................               2,173                    1,559
    Restructuring liability...................................                 347                      536
    Dividends payable.........................................                 283                      113
    Current portion of long-term debt.........................                 595                      573
    Current portion of obligations under capital leases.......                 259                      281
                                                                     -------------              -----------
Total current liabilities.....................................               6,418                    6,565

Restructuring liability.......................................                 329                      358
Long-term debt, less current maturities.......................               3,345                    2,586
Obligations under capital leases..............................                 262                      320
                                                                     -------------              -----------
Total liabilities.............................................              10,354                    9,829

Minority interest.............................................               1,162                    1,291
Redeemable stock:
    Redeemable, convertible preferred stock, Series A, $.001                 8,474                    8,470
      par value ---
Stockholders' deficit:
    Preferred stock, $.001 par value - 3,333,333 shares
      authorized; none issued and outstanding.................
    Common stock, $.001 par value -- 10,000,000 shares
      authorized; 1,580,012 shares issued in 2000 and 1999;
      and 1,479,510 shares outstanding in 2000 and 1999.......                   1                        1
    Additional paid-in capital................................              10,620                   10,620
    Accumulated deficit.......................................             (12,717)                 (12,551)
    Less treasury stock, at cost, 100,502 shares..............                (500)                    (500)
                                                                     -------------              -----------
    Total stockholders' equity deficit........................            $ (2,596)                $ (2,430)
                                                                     -------------              -----------
    Total liabilities, redeemable stock and stockholders'
       deficit................................................            $ 17,394                 $ 17,160
                                                                     =============              ===========

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share amounts and per share data)

                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Revenue............................................... $    9,041   $    7,014

Expenses:
  Operating...........................................      7,449        5,881
  General and administrative..........................      1,153          866
  Depreciation and amortization.......................        254          234
                                                       ----------   ----------
                                                            8,856        6,981
                                                       ----------   ----------
                                                              185           33

Nonoperating gains (losses):
  Interest income.....................................          6           19
  Interest expense....................................        (91)         (47)
  Minority interest in net profit of subsidiaries.....        (92)        (147)
                                                       ----------   ----------

Income/(loss) before income taxes.....................          8         (142)
Income taxes..........................................         --           --
                                                       ----------   ----------

Net income (loss)..................................... $        8   $     (142)
                                                       ==========   ==========

Net loss available to common shareholders............. $     (166)  $     (146)
                                                       ==========   ==========

Per share amounts:

Net loss per common share - basic..................... $    (0.11)  $    (0.10)
                                                       ==========   ==========

Weighted average common shares........................  1,479,510    1,479,444
                                                       ==========   ==========



                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      ------------------
                                                                                        2000       1999
                                                                                        ----       ----
OPERATING ACTIVITIES:
Net income (loss)....................................................................  $    8      $ (142)
Adjustments to reconcile net income (loss) to net cash used in operating activities net of assets acquired through acquisitions or business combinations:
  Depreciation.......................................................................     177         155
  Amortization.......................................................................      77          79
  Minority interest in net profit of subsidiaries....................................      92         147
  Changes in operating assets and liabilities:
   Accounts receivable...............................................................    (701)       (961)
   Prepaid expenses and other current assets.........................................      28         148
   Notes receivable..................................................................                  57
   Restructuring liability...........................................................    (218)         --
   Accounts payable and accrued expenses
    and other long-term liabilities..................................................     (37)        324
                                                                                       ------      ------
Net cash used by operating activities................................................    (574)       (193)

INVESTING ACTIVITIES:
Cash paid to joint venture partners relating to distributions........................    (221)       (240)
Property and equipment additions.....................................................     (66)       (209)
Cash paid for acquisitions...........................................................     (42)       (463)
                                                                                       ------      ------
Net cash used by investing activities................................................    (329)       (912)

FINANCING ACTIVITIES:
Payments of long-term debt...........................................................    (119)        (62)
Payments on capital lease obligations................................................     (80)        (49)
Proceeds from lines of credit and loans payable......................................     800         729
                                                                                       ------      ------
Net cash provided by financing activities............................................     601         618
                                                                                       ------      ------
Net decrease in cash and cash equivalents............................................    (302)       (487)
Cash and cash equivalents at beginning of period.....................................   1,512       1,562
                                                                                       ------      ------
Cash and cash equivalents at end of period...........................................  $1,210      $1,075
                                                                                       ======      ======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Unaudited, dollar amounts in thousands)


 1.   BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of March 31, 2000 and results of operations for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full year.

 2.  NET INCOME (LOSS) PER COMMON SHARE

   The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts.

 3.  EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                   -----------------------------------
                                                                                         2000                1999
                                                                                   ---------------       -------------
LOSS
Net income (loss).............................................................          $        8          $     (142)
Dividends accrued.............................................................                (170)                 --
Accretion on preferred stock redemption value.................................                  (4)                 (4)
                                                                                   ---------------       -------------
Loss available to common stockholders.........................................          $     (166)         $     (146)
                                                                                   ===============       =============
SHARES
Total weighted average shares outstanding (basic and diluted).................           1,479,510           1,479,444
                                                                                   ===============       =============

Net loss available to common shareholders.....................................          $    (0.11)         $    (0.10)
                                                                                   ===============       =============

Notes: The effect of options, convertible preferred stock and a convertible note payable is not considered as it would be antidilutive for the periods presented.

4. JOINT VENTURES

   During the first quarter of 2000, the Company entered into a joint venture with SSM Healthcare System to own and operate six occupational health centers in St. Louis, Missouri. The Company holds an 80% interest in the joint venture. The Company also has a management contract with the joint venture for an initial term of twenty years with automatic renewals for successive five-year terms.

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

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                 -------------------------------
                                                         2000            1999
                                                 ------------     -----------
Revenue..........................................         100%            100%
Operating expenses...............................         (82)            (84)
General and administrative expenses..............         (13)            (12)
Depreciation and amortization expense............          (3)             (3)
Interest expense.................................          (1)             (1)
Minority interest in net profit of subsidiaries..          (1)             (2)
                                                 ------------     -----------
Net loss.........................................           0%             (2%)
                                                 ============     ===========

 RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
 ---------------------

 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
 ------------------------------------------

 Revenue

   Revenue increased 29% to approximately $9,041 in the three months ended March 31, 2000 from approximately $7,014 in the three months ended March 31, 1999.
 Of the approximately $2,027 increase in revenue in the three months ended March 31, 2000 and compared to the three months ended March 31, 1999, approximately $1,969 related to centers acquired subsequent to March 31, 2000 and approximately $790 related to additional volume at existing centers. These increases were partially offset by the elimination of $732 of revenue generated in the prior year by centers closed during the fourth quarter of 1999.

 Operating, General, and Administrative Expenses

   Operating expenses increased 27% to approximately $7,449 in the three months ended March 31, 2000 from approximately $5,881 in the three months ended March 31, 1999. This increase was principally due to the acquisition and management of additional centers. As a percentage of revenue, operating expenses declined to 82% in the three months ended March 31, 2000 from 84% in the three months ended March 31, 1999. The decrease primarily relates to the closure of several underperforming centers in the fourth quarter of 1999. The centers, in the aggregate, improved their profitability before general and administrative expenses during the first quarter of 2000 with center operating profit rising to 18% of revenue in 2000 from 16% in 1999.

   General and administrative expenses increased 33% to approximately $1,153 in the three months ended March 31, 2000 from $866 in the three months ended March 31, 1999. The increase primarily resulted from adding resources in information services, accounting, and medical oversight. As a percentage of revenue, general and administrative expenses approximated 13% in the three months ended March 31, 2000 compared to 12% in the three months ended March 31, 1999.

 Depreciation and Amortization

   Depreciation and amortization expense increased 9% to approximately $254 in the three months ended March 31, 2000 from approximately $234 in the three months ended March 31, 1999. The increase occurred primarily as a result of additional growth through acquisitions as well as capital expenditures principally for information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3% for both the three months ended March 31, 2000 and 1999.

 Minority Interest

   Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the three months ended March 31, 2000, the minority interest in net profits of subsidiaries was $92 compared to $147 in the three months ended March 31, 1999.

 Restructuring Charge

   During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. Further, the restructuring plan included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company. The initial charge recognized and the status of the accrued liabilities is as follows:

                                                    DECEMBER 31, 1999          MARCH 31, 2000
                                         --------------------------------    -------------------
                                                                                         ENDING
                                         INITIAL                                         ACCRUAL
DESCRIPTION                               CHARGE      PAYMENT    ACCRUALS    PAYMENT     BALANCE
-----------                              -------      -------    --------    -------     -------
ACCRUED LIABILITIES
 Severance costs                           $  151        $8         $143        $110       $ 33
 Lease Abandonment Costs                      683        --          683          70        613
 Miscellaneous                                 68        --           68          38         30
                                                                    ----        ----       ----
                                                                    $894        $218       $676
                                                                    ====        ====       ====

ASSET IMPAIRMENTS
 Fixed Asset Writedowns and Disposals         319
 Goodwill Impairment                          340
 Receivable Writedown                         690
 Miscellaneous                                 11
                                           ------
                                           $2,262
                                           ======

 Seasonality

   The Company is subject to the natural seasonal swing that impacts the various employers and employees it serves. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the effect of these swings and provide services aimed to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of
 seasonality.   Historically, the Company has noticed these impacts  in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hiring and the impact of severe weather conditions in the Northeast. These activities also cause a decrease in drug and alcohol testing, medical monitoring services and pre-employment examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

 LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, and the utilization of capital lease borrowings and loans to finance equipment purchases. The Company has utilized its funds in its expansion effort and for working capital. At March 31, 2000, the Company had $3,208 in working capital, an increase of $518 from December 31, 1999. The Company's principal sources of liquidity as of March 31, 2000 consisted of (i) cash and cash equivalents aggregating approximately $1,210, (ii) current accounts receivable of approximately $7,806, and (iii) combined debt credit facility availability of $4,207.

   Net cash used by operating activities of the Company during the three months ended March 31, 2000 was approximately $574 as compared to approximately $193 for the three months ended March 31, 1999. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and the payment of restructuring liabilities.

   Net cash used by investing activities for the three months ended March 31, 2000 and 1999 was approximately $329 and $912, respectively. Amounts involved in investing activities included the use of $66 and $209 for fixed asset additions in the three months ended March 31, 2000 and 1999, respectively. Fixed asset additions for the three months ended March 31, 2000 related primarily to computer hardware and software.

   For the three months ended March 31, 2000, the Company paid $42 relating to earnouts on previously acquired businesses. Additionally, effective March 31, 2000, the Company entered into a joint venture with SSM Healthcare System to own and operate six occupational health centers in St. Louis, Missouri. The first installment payment on this purchase was paid during the second quarter of 2000.

   During the three months ended March 31, 2000, the Company also paid cash of $221 relating to distributions to its joint venture partners as compared to $240 for the prior year's quarter. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allow the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions depending upon the cash balances in the joint venture cash accounts.

   Net cash provided by financing activities was $601 and $618 for the three months ended March 31, 2000 and 1999, respectively. The Company used funds of approximately $199 and $111 in 2000 and 1999, respectively, for the payment of long-term debt and other current obligations. For the three months ended March 31, 2000, the Company received proceeds from its line of credit of $800.
 These funds were utilized to fund first quarter 2000 working capital needs.
 For the quarter ended March 31, 1999, the Company received proceeds of $729 from its line of credit and a Master Lease Agreement in effect at the time.

   The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities and provider networks, working capital requirements, debt repayments and purchases of property and equipment and the payment of accrued dividends on the Company's Series A Convertible Preferred Stock, when and if declared payable by the Board of Directors. After November 5, 1999, such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments.

   During November 1997, the Company entered into a financing arrangement with Fleet National Bank (f/k/a BankBoston, N.A.) whereby it had access to two separate credit facilities. The first credit facility provides the Company the ability to borrow $5,000 for working capital and acquisition needs. The second facility provides the ability to borrow up to $2,000 to be utilized by the
 Company's existing and future joint ventures (the "JV Line").   The borrowing
 base for the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. The credit facilities expire on June 30, 2001 and are subject to loan covenants. The credit facilities had an outstanding balance of $2,793 as of March 31, 2000.

   The Company expects that the cash received as a result of the previously mentioned credit facilities and line, and cash generated from operations will be adequate through June 30, 2001 to provide working capital, fund debt repayments, to finance any necessary capital expenditures, and to fund the above referenced dividend payments, if any, through June 30, 2001. However, the Company believes that the level of financial resources available to it is an important competitive factor and expects to seek refinancing opportunities, as well as further financings during the 2000 fiscal year in anticipation of the maturity of the credit facilities in 2001 and the Company's projected
 future needs during subsequent fiscal years.   The Company will also consider
 raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund acquisitions by the Company.

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

 IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Statements contained in this Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. Among the risks and uncertainties that may affect the Company's actual results are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions and working capital needs, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally, and other risks described in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

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



OCCUPATIONAL HEALTH + REHABILITATION INC


By:        /s/ John C. Garbarino
    ------------------------------------------------------
    John C. Garbarino
    President, Chief Executive Officer and Chief Financial Officer



By:     /s/ Janice M. Goguen
    ---------------------------------------------------
    Janice M. Goguen
    Vice-President of Finance, Treasurer




Date: May 15, 2000

                                 EXHIBIT INDEX


EXHIBIT
NO.                  DESCRIPTION
------               -----------

27.1                 Financial Data Schedule.