Form 10-Q
period 2000-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2000-08-14
CIK 887757

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:       June 30, 2000

                                       OR

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

                     [X]  YES       [_]  NO

     The number of shares outstanding of the registrant's Common Stock as of August 3, 2000 was 1,479,510.
--------------------------------------------------------------------------------
                   OCCUPATIONAL HEALTH & REHABILITATION INC.

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.    Financial Statements

           Consolidated Balance Sheets...................................     3

           Consolidated Statements of Operations.........................     4

           Consolidated Statements of Cash Flows.........................     6

           Notes to Consolidated Financial Statements....................     7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................    10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....    17

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................    17

Signatures...............................................................    18

Exhibit Index............................................................    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                       JUNE 30,             DECEMBER 31,
                                                                         2000                   1999
                                                                     (Unaudited)
                                                                  ----------------        -----------------
ASSETS
Current assets:
    Cash and cash equivalents.................................            $  1,788                 $  1,512
    Accounts receivable,  net.................................               9,287                    7,105
    Prepaid expenses and other assets.........................                 641                      638
                                                                  ----------------        -----------------
Total current assets..........................................              11,716                    9,255

Property and equipment, net...................................               2,404                    2,383
Goodwill, net.................................................               5,250                    5,346
Other assets..................................................                 173                      176
                                                                  ----------------        -----------------
    Total assets..............................................            $ 19,543                 $ 17,160
                                                                  ================        =================

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable..........................................            $    984                 $    748
    Accrued expenses..........................................               2,545                    2,755
    Accrued payroll...........................................               1,987                    1,559
    Restructuring liability...................................                 284                      536
    Current portion of long-term debt.........................               4,756                      573
    Current portion of obligations under capital leases.......                 244                      281
                                                                  ----------------        -----------------
Total current liabilities.....................................              10,800                    6,452

Restructuring liability.......................................                 281                      358
Dividends payable.............................................                 453                      113
Long-term debt, less current maturities.......................                 622                    2,586
Obligations under capital leases..............................                 204                      320
                                                                  ----------------        -----------------
Total liabilities.............................................              12,360                    9,829

Minority interest.............................................               1,078                    1,291
Redeemable stock:
  Redeemable, convertible preferred stock, Series A, $.001
   par value --- 1,666,667 shares authorized,
   1,416,667 shares issued and outstanding....................               8,478                    8,470
Stockholders' deficit:
  Preferred stock, $.001 par value - 3,333,333 shares
    authorized; none issued and outstanding...................
  Common stock, $.001 par value -- 10,000,000 shares
    authorized; 1,580,012 shares issued in 2000 and 1999;
    and 1,479,510 shares outstanding in 2000 and 1999.........                   1                        1
  Additional paid-in capital..................................              10,620                   10,620
  Accumulated deficit.........................................             (12,494)                 (12,551)
  Less treasury stock, at cost, 100,502 shares................                (500)                    (500)
                                                                  ----------------        -----------------
  Total stockholders' deficit.................................            $ (2,373)                $ (2,430)
                                                                  ----------------        -----------------
  Total liabilities, redeemable stock and stockholders'
    deficit...................................................            $ 19,543                 $ 17,160
                                                                  ================        =================

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except share amounts and per share data)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                            -----------------------------------
                                                                 2000                 1999
                                                            --------------     ----------------
Revenue.....................................................    $   10,639           $    7,818

Expenses:
  Operating.................................................         8,739                6,414
  General and administrative................................         1,223                  913
  Depreciation and amortization.............................           262                  248
                                                                ----------           ----------
                                                                    10,224                7,575
                                                                ----------           ----------
                                                                       415                  243

Nonoperating gains (losses):
  Interest income...........................................             6                   19
  Interest expense..........................................          (123)                 (59)
  Minority interest in net losses (profits) of subsidiaries.            99                 (140)
                                                                ----------           ----------

Income before income taxes..................................           397                   63
Income taxes................................................            --                   --
                                                                ----------           ----------

Net income..................................................    $      397           $       63
                                                                ==========           ==========

Net income available to common stockholders.................    $      223           $       59
                                                                ==========           ==========

Per share amounts:
  Net income per common share - basic.......................         $0.15                $0.04
                                                                ==========           ==========
  Net income per common share - assuming dilution...........         $0.08                $0.02
                                                                ==========           ==========

Weighted average common shares..............................     1,479,510            1,479,444
                                                                ==========           ==========


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share amounts and per share data)

                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                            ----------------------------------------
                                                                    2000                  1999
                                                            ------------------     -----------------

Revenue.....................................................        $   19,680            $   14,832

Expenses:
  Operating.................................................            16,188                12,295
  General and administrative................................             2,376                 1,779
  Depreciation and amortization.............................               516                   482
                                                                    ----------            ----------
                                                                        19,080                14,556
                                                                    ----------            ----------
                                                                           600                   276

Nonoperating gains (losses):
  Interest income...........................................                12                    38
  Interest expense..........................................              (214)                 (106)
  Minority interest in net losses (profits) of subsidiaries.                 7                  (287)
                                                                    ----------            ----------

Income (loss) before income taxes...........................               405                   (79)
Income taxes................................................                --                    --
                                                                    ----------            ----------

Net income (loss)...........................................        $      405            $      (79)
                                                                    ==========            ==========

Net income (loss) available to common stockholders..........        $       57            $      (87)
                                                                    ==========            ==========

Per share amounts:
  Net income (loss) per common share - basic................             $0.04                $(0.06)
                                                                    ==========            ==========
  Net income (loss) per common share - assuming dilution....             $0.02                $(0.06)
                                                                    ==========            ==========

Weighted average common shares..............................         1,479,510             1,479,444
                                                                    ==========            ==========


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                            ----------------------------------------
                                                                   2000                  1999
                                                            ------------------     -----------------
OPERATING ACTIVITIES:
Net income (loss)...........................................           $   405                $  (79)
Adjustments to reconcile  net income (loss) to net
 cash (used) provided by  operating activities net
  of assets acquired through acquisitions or
  business  combinations:
    Depreciation............................................               357                   319
    Amortization............................................               159                   163
    Minority interest in net (losses) profits of
       subsidiaries.........................................                (7)                  287
    Changes in operating assets and liabilities:
       Accounts receivable..................................            (2,182)               (1,417)
       Prepaid expenses, other current assets and other
          assets............................................               (17)                  (62)
       Notes receivable.....................................                --                   116
       Restructuring liability..............................              (329)
       Accounts payable and accrued expenses
          and other long-term liabilities...................               601                 1,080
                                                                       -------               -------
Net cash (used) provided by operating activities............            (1,013)                  407

INVESTING ACTIVITIES:
Cash paid to joint venture partners relating to
 distributions..............................................              (231)                 (349)
Property and equipment additions............................              (230)                 (200)
Cash paid for acquisitions..................................               (73)                 (473)
                                                                       -------               -------
Net cash used by investing activities.......................              (534)               (1,022)

FINANCING ACTIVITIES:
Payments of long-term debt..................................              (174)                 (109)
Payments on capital lease obligations.......................              (153)                 (118)
Proceeds from lines of credit and loans payable.............             2,150                   729
                                                                       -------               -------
Net cash provided by financing activities...................             1,823                   502
                                                                       -------               -------
Net increase (decrease) in cash and cash equivalents........               276                  (113)
Cash and cash equivalents at beginning of period............             1,512                 1,562
                                                                       -------               -------
Cash and cash equivalents at end of period..................           $ 1,788               $ 1,449
                                                                       =======               =======


                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

 1.   BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 2000 and results of operations for the three and six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

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

 3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):

 BASIC EARNINGS PER SHARE
 ------------------------

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                          ------------------------------------------------------------------
                                                                     2000              1999           2000              1999
                                                          ------------------------------------------------------------------
EARNINGS
Net income (loss).........................................     $      397        $       63      $      405     $        (79)
Dividends accrued.........................................           (170)               --            (340)              --
Accretion on preferred stock redemption value.............             (4)               (4)             (8)              (8)
                                                          ------------------------------------------------------------------
Income (loss) available to common stockholders............     $      223        $       59      $       57     $        (87)
                                                          ==================================================================

SHARES
Total weighted average shares outstanding - basic.........      1,479,510         1,479,444       1,479,510        1,479,444
                                                          ==================================================================

Net income (loss) available to common stockholders-basic..     $     0.15        $     0.04      $     0.04     $      (0.06)
                                                          ==================================================================

 DILUTED EARNINGS PER SHARE
 --------------------------


                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                             -----------------------------------------------------------------
                                                                         2000            1999             2000            1999
                                                             -----------------------------------------------------------------
EARNINGS
Net income (loss)............................................      $      397      $       63       $      405      $      (79)
Dividends accrued............................................            (170)             --             (340)             --
Interest expense on convertible subordinated debt............               3               3                6              --
Accretion on preferred stock redemption value................              (4)             (4)              (8)             (8)
                                                             -----------------------------------------------------------------
Income (loss) available to common stockholders...............      $      226      $       62       $       63      $      (87)
                                                             =================================================================
SHARES
Total weighted average shares outstanding..................         1,479,510       1,479,444        1,479,510       1,479,444
Incremental shares from assumed conversion of Series A
 preferred stock.............................................       1,416,667       1,416,667        1,416,667              --
Options......................................................              --          59,986               --              --
Convertible subordinated debt................................          25,000          25,000           25,000              --
                                                             -----------------------------------------------------------------
                                                                    2,921,177       2,981,097        2,921,177       1,479,444
                                                             =================================================================
Net income (loss) available to common stockholders-assuming
 dilution...................................................            $0.08           $0.02            $0.02          $(0.06)
                                                             =================================================================

 For the six month periods ended June 30, 2000 and 1999 and for the three months ended June 30, 2000, 404,498, 458,404, and 404,498, respectively, of stock options were not included in the computation of diluted income (loss) per common share because to do so would have been antidilutive.

 4.  JOINT VENTURES

   During the first quarter of 2000, the Company entered into a joint venture with SSM Health Care St. Louis ("SSM") to own and operate six occupational health centers in St. Louis, Missouri. The Company holds an 80% interest in the joint venture. The Company also has a management contract with the joint venture for an initial term of twenty years with automatic renewals for successive five-year terms.

5. SIGNIFICANT ACCOUNTING POLICIES

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

   In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. In June 2000, the SEC issued SAB 101B which further defers the effective date for calendar year companies to the fourth quarter 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements .

 6.  LONG-TERM DEBT

     The Company has a financing arrangement with a commercial lender under which two separate credit facilities are available which amount to $7,000. The credit facilities bear interest at the bank's base rate plus 0.75% (10.25% at June 30, 2000). The credit facilities had a combined outstanding balance of $4,143 as of June 30, 2000, and mature on June 30, 2001. Prior to June 30, 2000, the Company was permitted to borrow up to an aggregate of $7,000 under these facilities subject to convenants and restrictions provided in each facility. At June 30, 2000, in anticipation of not being in compliance with a non-financial covenant, the lender extended the period of time available for the Company to comply with the non-financial covenant of the facilities. The lender also suspended further availability under both lines. The maturity date of the credit facilities, June 30, 2001, is unchanged. The Company continues to work with the lender to either further extend the period for achieving compliance or to finally comply with the loan covenant. Should the Company fail to comply with the covenant prior to the final lender deadline, alternative financing will be required.

 7.  RESTRUCTURING

    During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. The initial charge recognized and the status of the related accrued liabilities at June 30, 2000 were as follows:

                                                               DECEMBER 31, 1999                 JUNE 30, 2000
                                                    ------------------------------------    --------------------------
                                                                                  ENDING                      ENDING
                                                      INITIAL                    ACCRUAL                     ACCRUAL
DESCRIPTION                                           CHARGE       PAYMENT       BALANCE       PAYMENT       BALANCE
------------------------------------------------    -----------  -----------  ----------    -------------  ------------
ACCRUED LIABILITIES
 Severance Costs                                         $  151            $8          $143          $138          $  5
 Lease Abandonment Costs                                    683            --           683           143           540
 Miscellaneous                                               68            --            68            48            20
                                                      -----------------------------------------------------------------

                                                            902            $8          $894          $329          $565
                                                               --------------------------------------------------------

ASSET IMPAIRMENTS
 Fixed Asset Writedowns and Disposals                       319
 Goodwill Impairment                                        340
 Receivable Writedown                                       690
 Miscellaneous                                               11
                                                      ---------
                                                         $2,262
                                                      =========

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

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                             -----------------------------------------------------
                                                                      2000          1999          2000        1999
                                                             -----------------------------------------------------
Revenue......................................................          100%          100%          100%        100%
Operating expenses...........................................          (82)          (82)          (82)        (83)
General and administrative expenses..........................          (11)          (12)          (12)        (12)
Depreciation and amortization expense........................           (3)           (3)           (3)         (3)
Interest expense.............................................           (1)           (1)           (1)         (1)
Minority interest in net losses (profits) of subsidiaries....            1            (1)           --          (2)
                                                             -----------------------------------------------------
Net income (loss)............................................            4%            1%            2%         (1%)
                                                             =====================================================

 RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
 ---------------------

 THREE MONTHS ENDED JUNE 30, 2000 AND 1999
 -----------------------------------------

 Revenue

   Revenue increased 36% to approximately $10,639 in the three months ended June 30, 2000 from approximately $7,818 in the three months ended June 30, 1999.
 Of the approximately $2,821 increase in revenue in the three months ended June 30, 2000, approximately $3,229 related to centers acquired or joint ventures initiated subsequent to June 30, 1999 and approximately $465 related to additional volume at existing centers. These increases were partially offset by the elimination of $873 of revenue generated in the prior year by centers closed during the fourth quarter of 1999.

 Operating, General, and Administrative Expenses

   Operating expenses increased 36 % to approximately $ 8,739 in the three months ended June 30, 2000 from approximately $6,414 in the three months ended June 30, 1999. This increase was principally due to the addition and management of acquired or joint venture centers. As a percentage of revenue, operating expenses were unchanged at 82% for the three months ended June 30, 2000 and June 30, 1999. The Company's newest joint venture, SSM, had operating expenses that exceeded revenue for the quarter. Full implementation of the Company's operating model should reduce expenses in line with more mature centers. Excluding the impact of SSM, operating expenses as a percentage of revenue would decrease to 79%.

   General and administrative expenses increased 34% to approximately $1,223 in the three months ended June 30, 2000 from $913 in the three months ended June 30, 1999. The increase primarily resulted from adding resources in information services, accounting, and medical oversight in line with expansion of the Company's operations. As a percentage of revenue, general and administrative expenses approximated 11% in the three months ended June 30, 2000 compared to 12% in the three months ended June 30, 1999.

 Depreciation and Amortization

   Depreciation and amortization expense increased 6% to approximately $262 in the three months ended June 30, 2000 from approximately $ 248 in the three months ended June 30, 1999. The increase occurred primarily as a result of additional growth through acquisitions as well as capital expenditures principally for information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3% for both the three months ended June 30, 2000 and 1999.

 Interest

   Interest expense increased 108% to approximately $123 in the three months ended June 30, 2000 from approximately $59 in the three months ended June 30, 1999. This increase resulted from the additional borrowings the Company made under its working capital line of credit to support operations entered into by the Company within the past year.

 ---------------------

 Minority Interest

   Minority interest represents the share of losses (profits) of minority investors in certain joint ventures with the Company. In the three months ended June 30, 2000, the minority interest in net losses (profits) of subsidiaries was $99 compared to ($140) in the three months ended June 30, 1999. The minority interest in net losses of subsidiaries includes $300 of losses relating to joint ventures whereby losses are directly allocated to their minority interest accounts.

 SIX MONTHS ENDED JUNE 30, 2000 AND 1999
 ---------------------------------------

 Revenue

   Revenue increased 33% to approximately $19,680 in the six months ended June 30, 2000 from approximately $14,832 in the six months ended June 30, 1999. Of the approximately $4,848 increase in revenue in the six months ended June 30, 2000, approximately $5,198 related to centers acquired or joint ventures initiated subsequent to June 30, 1999 and approximately $1,256 related to additional volume at existing centers. These increases were partially offset by the elimination of $1,606 of revenue generated in the prior year by centers closed during the fourth quarter of 1999.

 Operating, General, and Administrative Expenses

   Operating expenses increased 32% to approximately $16,188 in the six months ended June 30, 2000 from approximately $12,295 in the six months ended June 30, 1999. This increase was principally due to the addition and management of acquired or joint venture centers. As a percentage of revenue, operating expenses declined to 82% in the six months ended June 30, 2000 from 83% in the six months ended June 30, 1999. The decrease primarily related to the closure of several underperforming centers in the fourth quarter of 1999. The Company's newest joint venture, SSM, had operating expenses that exceeded revenue for the six months. Full implementation of the Company's operating model should reduce expenses in line with more mature centers. Excluding the impact of SSM, operating expenses as a percentage of revenue, would decrease to 80%.

   General and administrative expenses increased 34% to approximately $2,376 in the six months ended June 30, 2000 from $1,779 in the six months ended June 30, 1999. The increase primarily resulted from adding resources in information services, accounting, and medical oversight in line with expansion of the Company's operations. As a percentage of revenue, general and administrative expenses approximated 12 % for both the six months ended June 30, 2000 and 1999.

 Depreciation and Amortization

   Depreciation and amortization expense increased 7 % to approximately $516 in the six months ended June 30, 2000 from approximately $482 in the six months ended June 30, 1999. The increase occurred primarily as a result of additional growth through acquisitions as well as capital expenditures principally for information systems infrastructure. As a percentage of revenue, depreciation and amortization expense was 3 % for both the six months ended June 30, 2000 and 1999.

 ---------------------

 Interest

     Interest expense increased 102% to approximately $214 in the six months ended June 30, 2000 from approximately $106 in the six months ended June 30, 1999. This increase resulted from the additional borrowings the Company made under its working capital line of credit to support operations entered into by the Company within the past year.

 Minority Interest

   Minority interest represents the share of losses (profits) of minority investors in certain joint ventures with the Company. In the six months ended June 30, 2000, the minority interest in net losses (profits) of subsidiaries was $7 compared to ($287) in the six months ended June 30, 1999. The minority interest in net losses of subsidiaries includes $300 of losses relating to joint ventures whereby losses are directly allocated to their minority interest partners.

 Restructuring Charge

   During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. The initial charge recognized and the status of the related accrued liabilities at June 30, 2000 were as follows:

                                                               DECEMBER 31, 1999                 JUNE 30, 2000
                                                    ------------------------------------    --------------------------
                                                                                  ENDING                      ENDING
                                                      INITIAL                    ACCRUAL                     ACCRUAL
DESCRIPTION                                           CHARGE       PAYMENT       BALANCE       PAYMENT       BALANCE
------------------------------------------------    -----------  -----------  ----------    -------------  ------------
ACCRUED LIABILITIES
 Severance Costs                                         $  151            $8          $143          $138          $  5
 Lease Abandonment Costs                                    683            --           683           143           540
 Miscellaneous                                               68            --            68            48            20
                                                      -----------------------------------------------------------------

                                                            902            $8          $894          $329          $565
                                                               --------------------------------------------------------

ASSET IMPAIRMENTS
 Fixed Asset Writedowns and Disposals                       319
 Goodwill Impairment                                        340
 Receivable Writedown                                       690
 Miscellaneous                                               11
                                                      ---------
                                                         $2,262
                                                      =========

 ---------------------

 Seasonality

   The Company is subject to the natural seasonal cycle that impacts the various employers and employees it serves. Although the Company hopes that as it continues its growth and development efforts it may be able to anticipate the seasonal swings and provide services intended to ameliorate this impact, there can be no assurance that it can completely alleviate the effects of
 seasonality.   Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hiring in the fourth quarter, and inclement weather conditions. These activities also cause a decrease in drug and alcohol testing, medical monitoring services and pre-employment examinations. The Company has also noticed similar impacts during the summer months, but typically to a lesser degree than during the first and fourth quarters.

 LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, and the utilization of capital lease borrowings and loans to finance equipment purchases. The Company has utilized its funds in its expansion effort and for working capital. At June 30, 2000, the Company had $916 in working capital, a decrease of $1,887 from December 31, 1999. The decrease is due the Company's credit facilities being due on June 30, 2001 and as such, all outstanding borrowings under the line are classified as current liabilities. The Company's principal sources of liquidity as of June 30, 2000 consisted of (i) cash and cash equivalents aggregating approximately $1,788, and (ii) current accounts receivable of approximately $9,287.

   Net cash used by operating activities of the Company during the six months ended June 30, 2000 was approximately $1,013 as compared to cash provided by operating activities of approximately $407 for the six months ended June 30, 1999. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and the payment of restructuring liabilities. The Company's accounts receivable balance increased by $2,182 as of June 30, 2000 compared December 31, 1999. The increase was due to receivables associated with new centers acquired or joint ventures initiated over the last year.

   Net cash used by investing activities for the six months ended June 30, 2000 and 1999 was approximately $534 and $1,022, respectively. Amounts involved in investing activities included the use of $230 and $200 for fixed asset additions in the six months ended June 30, 2000 and 1999, respectively. Fixed asset additions for the six months ended June 30, 2000 related primarily to computer hardware and software.

   For the six months ended June 30, 2000, the Company paid $39 relating to earnouts on previously acquired businesses. Additionally, effective March 31, 2000, the Company entered into a joint venture with SSM Health Care St. Louis to own and operate six occupational health centers in St. Louis, Missouri. The first installment payment on this purchase was paid during the second quarter of 2000.

   During the six months ended June 30, 2000, the Company made cash distributions of $231 to its joint venture partners as compared to $349 for the prior year's period. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allowed the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions depending upon the cash balances in the joint venture cash accounts.

   Net cash provided by financing activities was $1,823 and $502 for the six months ended June 30, 2000 and 1999, respectively. The Company used funds of approximately $327 and $227 for the six months ended June 30, 2000 and 1999, respectively, for the payment of long-term debt and other current obligations. For the six months ended June 30, 2000, the Company received proceeds from its line of credit of $2,150 which were utilized to fund working capital. For the quarter ended June 30, 1999, the Company received proceeds of $729 from its line of credit and a Master Lease Agreement in effect at the time.

   The Company expects that its principal use of funds in the near future will be in connection with working capital requirements, debt repayments and purchases of property and equipment. The Company is currently accruing preferred stock dividends relating to its redeemable, convertible Series A preferred stock. However, it does not expect to make any dividend payments within the next twelve months.

     During November 1997, the Company entered into a financing arrangement with Fleet National Bank ("Fleet", f/k/a BankBoston, N.A.) providing two separate credit facilities. The first credit facility provides the Company the ability to borrow $5,000 for working capital and acquisitions. The second facility provides the ability to borrow up to $2,000 to be utilized by the Company's
 existing and future joint ventures (the "JV Line").   The borrowing base for
 the JV Line is eighty-five percent (85%) of the joint ventures' accounts receivable less than 120 days old. The credit facilities expire on June 30, 2001 and are subject to financial and non-financial loan covenants. The credit facilities had a combined outstanding balance of $4,143 as of June 30, 2000. As noted previously in Note 6, Fleet has suspended further availability under the line until the Company complies with a non-financial covenant of the facilities. The Company continues to work with the lender to either further extend the period for achieving compliance or to finally comply with the loan covenant.

   The Company believes that is has sufficient capital to fund current operations. The Company is also continuing its business development activities but with less capital intensive relationships so that it may conserve cash for operations. To address its future cash needs and the repayment of its Fleet credit facilities at maturity, the Company will need to extend and restructure or refinance its Fleet credit facilities prior to June 30, 2001. If the Company is unable to restructure or replace the existing credit facilities prior to their maturity, the Company's financial position may be adversely affected. While the Company believes that it will be able to do so, there can be no assurance that it will be successful in restructuring or refinancing its current credit facilities on acceptable terms. The Company believes that the level of financial resources available to it is an important competitive factor and will also consider raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund acquisitions by the Company.

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

 IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Statements contained in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a comprehensive regional network of occupational healthcare centers providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that may affect the Company's actual results are locating and identifying suitable acquisition candidates, the ability to consummate acquisitions on favorable terms, the success of such acquisitions, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing and the attractiveness of the Company's capital stock to finance acquisitions and working capital needs, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally, and other risks described in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.




                          PART II - OTHER INFORMATION
                          ---------------------------


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits
             27.01 Financial Data Schedule*
    *Filed herewith
         b.  Reports on Form 8-K

             On July 21, 2000, the Company filed a Current Report on Form 8-K dated July 14, 2000 reporting in Item 4 the resignation of its auditors, Ernst & Young, LLP, as a result of a business decision made by the office serving the Company.

             On August 11, 2000, the Company filed a Current Report on Form 8-K dated August 9, 2000 reporting in Item 4 the engagement of PricewaterhouseCoopers LLP as its auditors.

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



By:  /s/ Janice M. Goguen
   ---------------------------------------------------
   Janice M. Goguen
   Vice President, Finance and Controller




Date: August 14, 2000

                                 EXHIBIT INDEX


EXHIBIT
 NO.                       DESCRIPTION
 ------                    -----------

27.01                Financial Data Schedule.