Form 10-Q
period 2000-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2000-11-14
CIK 887757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:       September 30, 2000

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

                          [X]   YES       [ ]      NO

     The number of shares outstanding of the registrant's Common Stock as of November 6, 2000 was 1,479,510.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                         Quarterly Report on Form 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.   Financial Statements
             Consolidated Balance Sheets................................   3
             Consolidated Statements of Operations......................   4
             Consolidated Statements of Cash Flows......................   6
             Notes to Consolidated Financial Statements.................   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....  17

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................  17

Signatures..............................................................  17

Exhibit Index...........................................................  18

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                    OCCUPATIONAL HEALTH + REHABILITATION INC
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                       SEPTEMBER 30,            DECEMBER 31,
ASSETS                                                                     2000                     1999
                                                                       (Unaudited)
                                                                     ---------------           --------------
Current assets:
    Cash and cash equivalents.................................    $          2,075                 $  1,512
    Accounts receivable, net..................................               9,792                    7,105
    Prepaid expenses and other assets.........................                 622                      638
                                                              --------------------     --------------------
Total current assets..........................................              12,489                    9,255

Property and equipment, net...................................               2,415                    2,383
Goodwill, net.................................................               5,248                    5,346
Other assets..................................................                 173                      176
                                                              --------------------     --------------------
    Total assets..............................................    $         20,325                 $ 17,160
                                                              ====================     ====================

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable..........................................    $            698                 $    748
    Accrued expenses..........................................               2,608                    2,755
    Accrued payroll...........................................               2,366                    1,559
    Restructuring liability...................................                 263                      536
    Current portion of long-term debt.........................               4,950                      573
    Current portion of obligations under capital leases.......                 260                      281
                                                              --------------------     --------------------
    Total current liabilities.................................              11,145                    6,452


Restructuring liability.......................................                 249                      358
Long-term debt, less current maturities.......................                 556                    2,586
Obligations under capital leases..............................                 197                      320
                                                              --------------------     --------------------
Total liabilities.............................................              12,147                    9,716

Minority interest.............................................               1,113                    1,291
Redeemable stock:
  Redeemable, convertible preferred stock, Series A, $.001
   par value --- 1,666,667 shares authorized, 1,416,667
   shares issued and outstanding..............................               9,105                    8,583
Stockholders' deficit:
    Preferred stock, $.001 par value - 3,333,333 shares
    authorized; none issued and outstanding....................
    Common stock, $.001 par value -- 10,000,000 shares
    authorized; 1,580,012 shares issued in 2000 and 1999;
    and 1,479,510 shares outstanding in 2000 and 1999..........                   1                        1
    Additional paid-in capital................................              10,620                   10,620
    Accumulated deficit.......................................             (12,161)                 (12,551)
    Less treasury stock, at cost, 100,502 shares..............                (500)                    (500)
                                                              --------------------     --------------------
    Total stockholders' deficit...............................    $         (2,040)                $ (2,430)
                                                              --------------------     --------------------
    Total liabilities, redeemable stock and stockholders'
    deficit...................................................    $         20,325                 $ 17,160
                                                              ====================     ====================

                                See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except share amounts and per share data)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                        --------------------------------------
                                                                              2000                  1999
                                                                        ----------------      ----------------

Revenue.................................................................      $   11,141            $    8,428

Expenses:
  Operating.............................................................           9,003                 6,948
  General and administrative............................................           1,128                   900
  Depreciation and amortization.........................................             301                   269
                                                                        ----------------      ----------------
                                                                                  10,432                 8,117
                                                                        ----------------      ----------------
                                                                                     709                   311

Nonoperating gains (losses):
  Interest income.......................................................              11                     7
  Interest expense......................................................            (136)                  (66)
  Minority interest in net profits of subsidiaries......................             (77)                 (180)
                                                                        ----------------      ----------------

Income before income taxes..............................................             507                    72
Income taxes............................................................              --                    --
                                                                        ----------------      ----------------

Net income..............................................................      $      507            $       72
                                                                        ================      ================

Net income available to common stockholders.............................      $      333            $       68
                                                                        ================      ================

Per share amounts:
  Net income per common share - basic...................................      $     0.23            $     0.05
                                                                        ================      ================
  Net income per common share - diluted.................................      $     0.11            $     0.02
                                                                        ================      ================

Weighted average common shares - basic..................................       1,479,510             1,479,444
                                                                        ================      ================
Weighted average common shares - diluted................................       2,929,416             2,962,652
                                                                        ================      ================

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except share amounts and per share data)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                               2000                   1999
                                                                        -----------------      -----------------

Revenue.................................................................       $   30,821             $   23,260

Expenses:
  Operating.............................................................           25,191                 19,243
  General and administrative............................................            3,504                  2,679
  Depreciation and amortization.........................................              817                    751
                                                                        -----------------      -----------------
                                                                                   29,512                 22,673
                                                                        -----------------      -----------------
                                                                                    1,309                    587

Nonoperating gains (losses):
  Interest income.......................................................               23                     45
  Interest expense......................................................             (350)                  (172)
  Minority interest in net profits of subsidiaries......................              (70)                  (467)
                                                                        -----------------      -----------------

Income (loss) before income taxes.......................................              912                     (7)
Income taxes............................................................               --                     --
                                                                        -----------------      -----------------

Net income (loss).......................................................       $      912             $       (7)
                                                                        =================      =================

Net income (loss) available to common stockholders......................       $      390             $      (19)
                                                                        =================      =================

Per share amounts:
  Net income (loss) per common share - basic............................       $     0.26             $    (0.01)
                                                                        =================      =================
  Net income (loss) per common share - diluted..........................       $     0.13             $    (0.01)
                                                                        =================      =================

Weighted average common shares - basic..................................        1,479,510              1,479,444
                                                                        =================      =================
Weighted average common shares - diluted................................        3,004,243              1,479,444
                                                                        =================      =================

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          ---------------------------------
                                                                          2000                         1999
                                                                          ----                         ----
OPERATING ACTIVITIES:
Net income (loss)..................................................    $   912                          $   (7)
Adjustments to reconcile net income (loss) to net
 cash (used) provided by operating activities net
 of assets acquired through acquisitions or
 business combinations:
  Depreciation.....................................................        551                             496
  Amortization.....................................................        266                             255
  Minority interest in net profits of subsidiaries.................         70                             467
  Changes in operating assets and liabilities:
     Accounts receivable...........................................     (2,687)                         (1,971)
     Prepaid expenses, other current assets and other assets.......        (32)                            (31)
     Notes receivable..............................................         --                             175
     Restructuring liability.......................................       (382)                             --
     Accounts payable and accrued expenses.........................        757                           1,081
                                                                      --------                        --------

Net cash (used) provided by operating activities...................       (545)                            465

INVESTING ACTIVITIES:
Cash paid to joint venture partners
 relating to distributions.........................................       (467)                           (468)
Property and equipment additions...................................       (360)                           (298)
Cash received from joint venture partner...........................        194                              --
Cash paid for acquisitions.........................................       (145)                         (1,172)
                                                                      --------                         -------
Net cash used by investing activities..............................       (778)                         (1,938)

FINANCING ACTIVITIES:
Payments of long-term debt.........................................       (396)                           (322)
Payments on capital lease obligations..............................       (218)                           (186)
Proceeds from lines of credit and loans payable....................      2,500                           1,410
                                                                      --------                         -------
Net cash provided by financing activities..........................      1,886                             902
                                                                      --------                         -------
Net increase (decrease) in cash and cash equivalents...............        563                            (571)
Cash and cash equivalents at beginning of period...................      1,512                           1,562
                                                                      --------                         -------
Cash and cash equivalents at end of period.........................    $ 2,075                         $   991
                                                                      ========                         =======

                             See Accompanying Notes

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   Notes to Consolidated Financial Statements
                    (Unaudited, dollar amounts in thousands)

1. BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 2000 and results of operations for the three and nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

2. RECLASSIFICATION

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

3. NET INCOME (LOSS) PER COMMON SHARE

   The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities while diluted earnings per share include such amounts.

4. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):

Basic Earnings per Share
------------------------

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ----------------------------------          ----------------------------
                                                                 2000               1999               2000                 1999
                                                                 ----               ----               ----                 ----
EARNINGS
Net income (loss).........................................    $      507         $       72             912           $        (7)
Dividends accrued.........................................          (170)                --            (510)                   --
Accretion on preferred stock redemption value.............            (4)                (4)            (12)                  (12)
                                                              ----------         ----------       ---------           -----------
Net income (loss) available to common stockholders........    $      333         $       68       $     390           $       (19)
                                                              ==========         ==========       =========           ===========

SHARES
Total weighted average shares outstanding - basic.........     1,479,510          1,479,444       1,479,510             1,479,444
                                                              ==========         ==========       =========           ===========
Net income (loss) available to common stockholders-basic..    $     0.23         $     0.05       $    0.26           $     (0.01)
                                                              ==========         ==========       =========           ===========

Diluted Earnings Per Share
--------------------------


                                                                             Three months ended               Nine months ended
                                                                                September 30,                   September 30,
                                                                            --------------------            ---------------------
                                                                            2000             1999           2000           1999
                                                                            ----             ----           ----           ----
EARNINGS
Net income (loss)............................................         $      507       $       72        $      912      $      (7)
Dividends accrued............................................               (170)              --              (510)            --
Interest expense on convertible subordinated debt............                  3                3                 9             --
Accretion on preferred stock redemption value................                 (4)              (4)              (12)           (12)
                                                                      ----------       ----------        ----------      ---------
Net income (loss) available to common stockholders...........         $      336       $       71        $      399      $     (19)
                                                                      ==========       ==========        ==========      =========

SHARES
Total weighted average shares outstanding....................          1,479,510        1,479,444         1,479,510      1,479,444
Incremental shares from assumed conversion of Series A
 preferred stock.............................................          1,416,667        1,416,667         1,416,667             --
Options......................................................              8,239           41,541            83,066             --
Convertible subordinated debt................................             25,000           25,000            25,000             --
                                                                      ----------       ----------        ----------      ---------
                                                                       2,929,416        2,962,652         3,004,243      1,479,444
                                                                       =========        =========         =========      =========
Net income (loss) available to common
 stockholders- assuming dilution.......................................$    0.11        $    0.02         $    0.13      $   (0.01)
                                                                       =========        =========         =========      =========


For the nine months ended September 30, 1999, 298,632 of stock options were not included in the computation of diluted loss per common share because to do so would have been antidilutive.

5. BUSINESS EXPANSION

   On March 31, 2000, the Company entered into a joint venture with SSM Health Care St. Louis ("SSM") to own and operate occupational health centers in St. Louis, Missouri. The Company holds an 80% interest in the joint venture. Effective October 1, 2000, the Company entered into a long-term contract with subsidiaries of Baptist Hospital System, Inc. to operate the Baptist Care Centers and Convenient Care Centers, seven ambulatory care centers in Nashville, Tennessee. The Company has management contracts with both operations for initial twenty-year terms with automatic renewals for successive five-year terms.

6. SIGNIFICANT ACCOUNTING POLICIES

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

   In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. In June 2000, the SEC issued SAB 101B which further defers the effective date for calendar year companies to the fourth quarter 2000. The Company is in the process of assessing the impact of SAB 101 and does not anticipate it will have a material effect on the consolidated financial statements.

7.  LONG-TERM DEBT

   The Company has a financing arrangement with Fleet National Bank f/k/a/ BankBoston, N.A. ("Fleet") for two credit lines totaling $5,000 which mature November 30, 2000. The borrowing base is 80% of certain accounts receivable balances less than 90 days old. The credit facilities bear interest at the bank's base rate plus 1.00% (10.50% at September 30, 2000) with scheduled incremental increases of .25% to a maximum increase of .75%. As of September 30, 2000, the credit facilities had a combined outstanding balance of $4,493. The Company has signed a commitment letter with another lender to replace its existing financing arrangement at maturity. If consummated, proceeds from the new credit line will be utilized initially to repay the current credit lines with Fleet. The new financing arrangement would permit the Company to borrow the lesser of $7,250 or 85% of certain accounts receivable up to 170 days old.

8.  RESTRUCTURING CHARGE

   During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. The initial charge recognized at December 31, 1999 and the status of the related accrued liabilities at September 30, 2000 were as follows:


                                                             DECEMBER 31, 1999                        SEPTEMBER 30, 2000
                                                             -----------------                        ------------------
Description                                                                      ENDING                           ENDING
-----------                                            INITIAL                   ACCRUAL                          ACCRUAL
                                                       CHARGE     PAYMENT        BALANCE           PAYMENT        BALANCE
                                                       -------    -------       ---------         ----------    ------------
ACCRUED LIABILITIES
 Severance Costs                                       $   151     $    8       $    143          $   143          $   --
 Lease Abandonment Costs                                   683         --            683              190             493
 Miscellaneous                                              68         --             68               49              19
                                                       -------     ------       --------          -------          ------
                                                           902     $    8       $    894          $   382          $  512
                                                                   ------       --------          -------          ------

ASSET IMPAIRMENTS
 Fixed Asset Writedowns and Disposals                      319
 Goodwill Impairment                                       340
 Receivable Writedown                                      690
 Miscellaneous                                              11
                                                       -------
                                                        $2,262
                                                       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

    The Company is a leading provider of occupational health care services to employers and their employees specializing in the prevention, treatment and management of work related injuries and illnesses. The Company develops and operates multidisciplinary, outpatient healthcare centers and contracts with other health care providers to develop integrated occupational health care delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and long-term management contracts with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or currently in existence within the health systems.

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

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                   ----------------------    -----------------------
                                                                      2000          1999          2000        1999
                                                                      ----          ----          ----        ----
Revenue......................................................          100%          100%          100%        100%
Operating expenses...........................................          (81)          (82)          (82)        (83)
General and administrative expenses..........................          (10)          (11)          (11)        (11)
Depreciation and amortization expense........................          ( 3)           (3)           (3)         (3)
Interest expense.............................................           (1)           (1)           (1)         (1)
Minority interest in net profits of subsidiaries.............           --            (2)           --          (2)
                                                                     -------        -------       ------      ------
Net income (loss)............................................            5%            1%            3%         --
                                                                     =======        =======       ======      ======

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------

Revenue

   Revenue increased 32% to approximately $11,141 in the three months ended September 30, 2000 from approximately $8,428 in the three months ended September 30, 1999. Of the approximately $2,713 increase in revenue in the three months ended September 30, 2000, approximately $2,497 related to centers acquired or joint ventures initiated subsequent to September 30, 1999 and approximately $986 related to additional volume at existing centers. These increases were partially offset by the elimination of $770 of revenue generated in the prior year by centers closed during the fourth quarter of 1999.

Operating, General, and Administrative Expenses

   Operating expenses increased 30% to approximately $9,003 in the three months ended September 30, 2000 from approximately $6,948 in the three months ended September 30, 1999. This increase was principally due to the addition and management of acquired or joint venture centers. As a percentage of revenue, operating expenses were 81% for the three months ended September 30, 2000 and 82% for the three months ended September 30, 1999. For a period of months subsequent to the Company assuming management control of an enterprise, a center's operating expenses may exceed its revenue. Due to recent business expansion operating expenses for certain newly acquired centers have exceeded their revenue. Generally, full implementation of the Company's operating model reduces operating expenses to the profitable levels seen in mature centers. Excluding the impact of centers acquired during the current year, operating expenses as a percentage of revenue decreased to 78%.

   General and administrative expenses increased 25% to approximately $1,128 in the three months ended September 30, 2000 from $900 in the three months ended September 30, 1999. The increase primarily resulted from adding resources in information services, accounting, and medical oversight in line with expansion of the Company's operations. Additionally, due to the growth of the Company, there were increases in most line item expenses. As a percentage of revenue, general and administrative expenses approximated 10% in the three months ended September 30, 2000 compared to 11% in the three months ended September 30, 1999.

Depreciation and Amortization

   Depreciation and amortization expense increased 12% to approximately $301 in the three months ended September 30, 2000 from approximately $269 in the three months ended September 30, 1999. The increase occurred primarily as a result of capital expenditures, principally for information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3% for both the three months ended September 30, 2000 and 1999.

Interest

   Interest expense increased 106% to approximately $136 in the three months ended September 30, 2000 from approximately $66 in the three months ended September 30, 1999. This increase resulted principally from the additional borrowings the Company made under its working capital line of credit to support the business expansion of the Company within the past year.

---------------------

Minority Interest

   Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the three months ended September 30, 2000, the minority interest in net profits of subsidiaries was $77 compared to $180 in the three months ended September 30, 1999. The minority interest in net profits of subsidiaries for the three months ended September 30, 2000 includes $72 of losses relating to joint ventures where losses are directly allocated to the minority interest accounts.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
---------------------------------------------

Revenue

   Revenue increased 33% to approximately $30,821 in the nine months ended September 30, 2000 from approximately $23,260 in the nine months ended September 30, 1999. Of the approximately $7,561 increase in revenue in the nine months ended September 30, 2000, approximately $5,464 related to centers acquired or joint ventures initiated subsequent to September 30, 1999 and approximately $4,473 related to additional volume at existing centers. These increases were partially offset by the elimination of $2,376 of revenue generated in the prior year by centers closed during the fourth quarter of 1999.

Operating, General, and Administrative Expenses

   Operating expenses increased 31% to approximately $25,191 in the nine months ended September 30, 2000 from approximately $19,243 in the nine months ended September 30, 1999. This increase was principally due to the addition and management of acquired or joint venture centers. As a percentage of revenue, operating expenses declined to 82% in the nine months ended September 30, 2000 from 83% in the nine months ended September 30, 1999. The decrease primarily related to the closure of several underperforming centers in the fourth quarter of 1999. For a period of months subsequent to the Company assuming management control of an enterprise, a center's operating expenses may exceed its revenue. Due to business expansion during the nine months ended September 30, 2000, operating expenses for certain newly acquired centers have exceeded their revenue. Generally, full implementation of the Company's operating model reduces operating expenses to the profitable levels seen in mature centers. Excluding the impact of centers acquired during the current year, operating expenses as a percentage of revenue decreased to 80%.

   General and administrative expenses increased 31% to approximately $3,504 in the nine months ended September 30, 2000 from $2,679 in the nine months ended September 30, 1999. The increase primarily resulted from adding resources in information services, accounting, and medical oversight in line with expansion of the Company's operations. Additionally, due to the growth of the Company, there were increases in most line item expenses. As a percentage of revenue, general and administrative expenses approximated 11% for both the nine months ended September 30, 2000 and 1999.

Depreciation and Amortization

   Depreciation and amortization expense increased 9% to approximately $817 in the nine months ended September 30, 2000 from approximately $751 in the nine months ended September 30, 1999. The increase occurred primarily as a result of capital expenditures, principally for information systems infrastructure. As a percentage of revenue, depreciation and amortization expense was 3% for both the nine months ended September 30, 2000 and 1999.

---------------------

Interest

     Interest expense increased 103% to approximately $350 in the nine months ended September 30, 2000 from approximately $172 in the nine months ended September 30, 1999. This increase resulted principally from the additional borrowings the Company made under its working capital lines of credit to support the business expansion of the Company within the past year.

Minority Interest

   Minority interest represents the share of profits of minority investors in certain joint ventures with the Company. In the nine months ended September 30, 2000, the minority interest in net profits of subsidiaries was $70 compared to $467 in the nine months ended September 30, 1999. The minority interest in net profits of subsidiaries for the nine months ended September 30, 2000 includes $345 of losses relating to joint ventures where losses are directly allocated to the minority interest partners.

Restructuring Charge

   During the fourth quarter of 1999, the Company adopted, communicated and implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. The initial charge recognized at December 31, 1999 and the status of the related accrued liabilities at September 30, 2000 were as follows:


                                                                  DECEMBER 31, 1999                  SEPTEMBER 30, 2000
                                                                  -----------------                  ------------------
Description                                                                           ENDING                     ENDING
-----------                                              INITIAL                      ACCRUAL                    ACCRUAL
                                                         CHARGE       PAYMENT         BALANCE       PAYMENT      BALANCE
                                                         ------       -------         -------       -------      -------
ACCRUED LIABILITIES
 Severance Costs                                       $    151        $    8          $  143        $  143       $   --
 Lease Abandonment Costs                                    683            --             683           190          493
 Miscellaneous                                               68            --              68            49           19
                                                       --------        ------          ------        ------       ------
                                                            902        $    8          $  894        $  382       $  512
                                                                       ------          ------        ------       ------

ASSET IMPAIRMENTS
 Fixed Asset Writedowns and Disposals                       319
 Goodwill Impairment                                        340
 Receivable Writedown                                       690
 Miscellaneous                                               11
                                                       --------
                                                       $  2,262
                                                       ========

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

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company's funding requirements have been met through a combination of issuances of capital stock, long-term debt and other commitments, and the utilization of capital lease borrowings and loans to finance equipment purchases. The Company has utilized its funds in its expansion effort and for working capital. At September 30, 2000, the Company had $1,344 in working capital, a decrease of $1,459 from December 31, 1999. The decrease resulted from the acceleration of the due date of the Company's existing credit facilities to November 30, 2000, as part of the renegotiation of its borrowing relationship. Consequently, outstanding borrowings under the existing credit facilities have been reclassified as current liabilities at September 30, 2000. The Company's principal sources of liquidity as of September 30, 2000 consisted of (i) cash and cash equivalents aggregating approximately $2,075, and (ii) current accounts receivable of approximately $9,792.

   Net cash used by operating activities of the Company during the nine months ended September 30, 2000 was approximately $545 as compared to cash provided by operating activities of approximately $465 for the nine months ended September 30, 1999. During these periods, the primary uses of cash were the funding of working capital in centers in early stages of development or centers that were recently acquired and the payment of restructuring liabilities. The Company's accounts receivable balance increased by $2,687 as of September 30, 2000 compared to December 31, 1999. The increase was due to receivables associated with new centers acquired or joint ventures initiated over the last year.

   Net cash used by investing activities for the nine months ended September 30, 2000 and 1999 was approximately $778 and $1,938, respectively. Amounts involved in investing activities included the use of $360 and $298 for fixed asset additions in the nine months ended September 30, 2000 and 1999, respectively. Fixed asset additions for the nine months ended September 30, 2000 related primarily to computer hardware and software. In addition, for the nine months ended September 30, 2000, the Company paid $145 relating to earnouts on previously acquired businesses and for an interest in a joint venture that was entered into effective March 31, 2000. During the nine months ended September 30, 1999, the Company paid $1,172 for the purchase of three occupational medicine centers, a physical therapy practice and related intangibles, and a 60% interest in a joint venture with a hospital system in New York.

   During the nine months ended September 30, 2000, the Company made cash distributions of $467 to its joint venture partners as compared to $468 for the prior year's period. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allowed the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions depending upon the cash balances in the joint venture cash accounts.

   Net cash provided by financing activities was $1,886 and $902 for the nine months ended September 30, 2000 and 1999, respectively. The Company used funds of approximately $614 and $508 for the nine months ended September 30, 2000 and 1999, respectively, for the payment of long-term debt and other obligations. For the nine months ended September 30, 2000, the Company received proceeds from its line of credit of $2,500 which were utilized to fund business expansion. For the nine months ended September 30, 1999, the Company received proceeds of $1,410 from its line of credit and a Master Lease Agreement in effect at the time.

   The Company expects that its principal use of funds in the immediate future will be in connection with working capital requirements and purchases of property and equipment relating to business expansion.

   The Company is currently accruing preferred stock dividends relating to its redeemable, convertible Series A preferred stock. However, it does not expect to make any dividend payments within the next twelve months.

   As of September 30, 2000, the amount outstanding under the Company's credit lines with Fleet was $4,493. These lines expire November 30, 2000. The Company has signed a commitment letter with another lender to replace its existing financing arrangement at maturity. If consummated, proceeds from the new financing will be utilized initially to repay the Company's current credit lines with Fleet. The new financing arrangement would permit the Company to borrow the lesser of $7,250 or 85% of certain accounts receivable up to 170 days old. If the Company is unable to consummate this refinancing, the Company's financial position may be adversely affected. While the Company believes that it will be able to do so, there can be no assurance that it will be successful in completing the refinancing on acceptable terms.

   Subject to the foregoing, the Company believes that it has sufficient capital to fund current operations. The Company is also continuing its business development activities but with less capital intensive relationships so that it may conserve cash for operations. The Company believes that the level of financial resources available to it is an important competitive factor and will also consider raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund acquisitions by the Company.

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

        a.  Exhibits
            27.01 Financial Data Schedule (filed herewith)

        b.  Reports on Form 8-K

            On July 21, 2000, the Company filed a Current Report on Form 8-K dated July 14, 2000 reporting in Item 4 the resignation of its auditors, Ernst & Young, LLP, as a result of a business decision made by the office serving the Company.

            On August 11, 2000, the Company filed a Current Report on Form 8-K dated August 9, 2000 reporting in Item 4 the engagement of PricewaterhouseCoopers LLC as its auditors.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OCCUPATIONAL HEALTH + REHABILITATION INC


By: /s/ John C. Garbarino
    ---------------------------
    John C. Garbarino
    President and Chief Executive Officer

By: /s/ Keith G. Frey
    ---------------------------
    Keith G. Frey
    Chief Financial Officer



Date: November 13, 2000

                                 EXHIBIT INDEX


Exhibit
   No.                     DESCRIPTION
-------                    -----------

 27.01                     Financial Data Schedule.