Form 10-K
period 2000-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2001-04-02
CIK 887757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended: December 31, 2000

                                       OR

  [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from             to

                        Commission file number: 0-21428

                               ----------------

                    OCCUPATIONAL HEALTH + REHABILITATION INC
             (Exact name of registrant as specified in its charter)

                   Delaware                                      13-3464527
   (State or other jurisdiction of incorporation or  (I.R.S. Employer Identification No.)
                    organization)

          175 Derby Street, Suite 36
            Hingham, Massachusetts                                  02043
   (Address of principal executive offices)                       (Zip Code)

                                 (781) 741-5175
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which register
-------------------                    ---------------------------------------
       None                                        Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                          ---------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 12, 2001 was $1,186,709 based on the closing price of $2.0625 per share. The number of shares outstanding of the registrant's Common Stock as of March 14, 2001 was 1,479,510.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    OCCUPATIONAL HEALTH + REAHBILITATION INC

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               Table of Contents

                                   PART I
                                                                        Page
                                                                        ----
 Item I.  Business...................................................      3
 Item 2.  Properties.................................................     15
 Item 3.  Legal Proceedings..........................................     16
 Item 4.  Submission of Matters to a Vote of Security Holders........     16

                                  PART II

          Market of Registrant's Common Equity and Related
 Item 5.  Stockholder Matters........................................     16
 Item 6.  Selected Financial Data....................................     17
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results
           of Operations.............................................     18
          Quantitative and Qualitative Disclosures about Market
 Item 7A. Risk.......................................................     23
 Item 8.  Financial Statements and Supplementary Data................     24
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and
           Financial Disclosure......................................     24

                                  PART III

 Item 10. Directors and Executive Officers of the Registrant.........     25
 Item 11. Executive Compensation.....................................     29
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management.................................................     32
 Item 13. Certain Relationships and Related Transactions.............     35

                                  PART IV

          Exhibits, Financial Statement Schedules and Reports on Form
 Item 14. 8-K........................................................     36

 Index to Consolidated Financial Statements and Financial Statements
  Schedules...........................................................  F-1

 Signatures...........................................................   S-1

 Exhibit Index........................................................

                                     PART I

ITEM 1. BUSINESS

General

   Occupational Health + Rehabilitation Inc (the "Company"), a leading national occupational healthcare provider, specializes in the prevention, treatment and management of work-related injuries and illnesses, as well as regulatory compliance services. The Company currently operates forty-six occupational health, urgent care, and related services centers serving over 18,000 employer clients in nine states, and also delivers workplace health services at employer locations throughout the United States. The Company believes that its centers provide high quality medical care and extraordinary service. This improves the health status of employees, reduces workers' compensation costs, and assists employers in their compliance with state and federal regulations governing workplace health and safety. The Company believes it is the leading provider of occupational health services in its established markets as a result of its commitment to these core values and competencies.

   The Company has developed a system of clinical and operating protocols as well as proprietary information systems to track the resulting patient outcomes (the "OH+R System"), all focused on reducing the cost of work-related injuries. The OH+R System includes a full array of proven protocols designed to reduce the frequency and severity of work-related injuries and to assure regulatory compliance. Many of these services may also be delivered on-site at the workplace. Prevention and compliance services include pre-placement examinations, medical surveillance, drug and alcohol testing, physicals and work-site safety programs.

   The Company's treatment approach for work-related injuries and illnesses is based on documented, proprietary clinical protocols combining state-of-the-art medical, rehabilitation and care coordination services in an integrated system of care focused on addressing the needs of employers, employees and payers. Employers' and payers' costs are reduced, and employees are returned to work more quickly compared to national averages. Employees receive high quality care, maintain a positive attitude, and have a greatly reduced probability of developing chronic problems or being re-injured. Utilizing the OH+R System, which continues to evolve, occupational medicine physicians and other clinical staff associated with the Company have consistently generated substantial, documented savings as compared to national averages for both lost work days and medical costs associated with work-related injuries and illnesses.

   In recent years, the Company has expanded its operations beyond its base in New England into selected major metopolitan markets elsewhere in the United States. In selecting new markets, the Company considers many factors, including a favorable regulatory environment, attractive reimbursement levels, fragmented competition and a good industrial base. The Company's strategic plan is to expand its network of service delivery sites throughout the United States, principally through joint ventures and other contractual agreements with hospitals and development of its workplace health programs. The Company currently has thirteen health system affiliations in place.

   The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043, telephone number (781) 741-5175.

Industry Overview

   Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In 1998, the cost of job related injuries alone was estimated at $127 billion according to the National Safety Council. Wage and productivity losses accounted for approximately 50% of these total costs. The primary occupational healthcare market, which includes primary care treatment of injuries as well as non-injury health care services such as prevention and compliance services ("Primary Occupational Healthcare"), represented $10 billion of these costs. Although a small portion of these total costs, the Company believes Primary Occupational Healthcare is a critical determinant of other costs. Functioning as the gatekeeper, the primary occupational medicine physician greatly influences "down stream" medical costs, as well as when an injured employee returns to work, thereby controlling lost work days.

   The rapid increase in workers' compensation costs nationally in past years has resulted in employers taking more active roles in preventing and managing workplace injuries. This typically includes the establishment of safety committees, emphasis on ergonomics in the workplace, drug testing and other efforts to reduce the number of injuries and the establishment of preferred provider relationships to ensure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated health care services to support these programs has been a key factor in the development of the occupational healthcare industry.

   The occupational healthcare market is highly fragmented, consisting primarily of individual or small-group practices and hospital-based programs. Increasing capital requirements, the need for more sophisticated information systems management, and direct sales and marketing, and changes in the competitive environment, including the formation of larger integrated networks such as the Company's, have all created increased interest in affiliating with larger, professionally managed organizations. As a result of these factors, the Company believes there is an opportunity to consolidate hospital programs and private practices.

Strategy

   The Company's mission is to reduce the cost of work-related injuries and illnesses and other healthcare costs for employers and payers and to improve the health status of employees through high-quality care and outstanding service. The Company's strategic objective is to develop a comprehensive national network of occupational healthcare delivery sites and to expand its workplace health services to become the leading occupational health provider in selected regional markets.

   The Company intends to build its network of delivery sites through:

  . Joint ventures, and other contractual arrangements with health systems and clinicians designed to augment providers' existing occupational health programs and to create networks of occupational health services throughout the health system and its affiliates.

  . Acquisitions of existing occupational medicine, physical therapy and other related service practices.

  .  Start-up of Company centers in strategic locations.

   Subsequent to an acquisition, joint venture or other contractual relationship, new centers are converted to the Company's practice model through implementation of the OH+R System. New services are added as required to provide the Company's comprehensive offering. These additional services may be provided by contracting with health systems' affiliates or local practitioners. Workplace health services are often delivered at employer locations within the service area of a center and are a natural extension of center operations. The Company's direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of workplace health opportunities not proximate to a center.

The Company's operating strategy is based upon:

  . Integration of Services--Prevention and compliance services provide important baseline information to clinicians, as well as knowledge of the work site, which make the treatment of subsequent injuries more effective. Close management and coordination of all aspects of an injured worker's care are essential to ensuring the earliest possible return to work. Management and coordination are difficult, if not impossible, when clinicians are not working within an integrated system. Such a system significantly reduces the number of communications required for a given case and eases the coordination effort, while enhancing the quality of care and patient convenience.

  . Quality Care and Outstanding Service--For a number of reasons, injured workers often receive second-class care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of lost work-days, including the associated indemnity, lost production and staff replacement costs. The Company is committed to providing outstanding service--to patients, to employers and to third parties. From proactive communications with all parties to custom services addressing an employer's specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

  . Outcome Tracking and Reporting--The OH+R System is focused on achieving successful outcomes--cost-effectively returning injured workers to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers to the job faster and for costs substantially lower than the national averages.

  . Low Cost Provider--The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it is continuously working to further reduce the cost of providing care by increasing the productivity of clinicians and administrative personnel. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

  . Provider Relations--The Company believes there is intense competition for occupational health providers who are interested in community-based practice. Consequently, it has implemented strategies to attract, recruit, and retain high quality providers who share the Company's goals and culture. These strategies include proactive efforts to involve providers in the development of clinical protocols and policies through regular provider meetings and electronic communication, provider involvement in operation of each center, and varieties of practice to suit individual providers. The Company uses physician assistants and nurse practitioners as integral parts of the clinical team.

  . ""Best Practices" Ethic--Core to the Company's operating strategy is the belief that "best practices" in all aspects of occupational healthcare (clinical protocols and procedures, operations protocols, sales systems, service ethics, outcomes measurement, information systems, new site integration, and training and orientation systems) can be continuously improved. The Company pursues constant enhancement of best practices in all aspects of its business.

Services

   The Company's services address the diverse healthcare needs and challenges faced by employers in the workplace. Specializing in the prevention, treatment and management of work-related injuries and illnesses, the Company is able to meet the needs of single site, regional multi-site or national employers and payers. The Company's services are delivered in a variety of venues including the Company's full service centers, in the workplace or through contract arrangements with providers or hospitals affiliated with its health system partners.

   The Company, in conjunction with its hospital system partners, provide an integrated system of care. The Company's full service centers provide primary occupational health services while its hospital system partners offer after hours care, specialist services, and diagnostic testing, as needed. The integrated system provides a seamless continuum of services to employees and employers. The Company's occupational health centers are typically staffed with multi-disciplinary teams, including physicians, physician assistants, nurse practitioners, nurses, and physical and occupational therapists, as well as a manager, a client relations director, a care coordinator, and support personnel.

   In support of both center operations and workplace health initiatives, the Company also provides an after-hours program to coordinate treatment of second and third shift injuries through local emergency departments. This program ensures that the injured employee receives immediate medical attention and continuing treatment in the Company's organized system of care. The Company also offers 24-hour nurse triage in selected markets.

   The Company's Medical Policy Board is the focal point for maintaining and enhancing the Company's reputation for clinical excellence. The Medical Policy Board is comprised of physicians who are associated with the Company and who are established, recognized leaders in occupational healthcare. The Medical Policy Board oversees the establishment of "best practice" standards, the development of clinical protocols and quality assurance programs, and the recruitment, training, and monitoring of clinical personnel.

   Specific services provided by the Company include:

 Prevention/Compliance:

   A safe work environment is a critical factor impacting costs associated with work-related injuries and illnesses. To optimize workplace safety and productivity, the Company offers a full array of services designed to prevent injuries before they occur and to meet regulatory compliance requirements. The expertise and experience of the Company's occupational health specialists differentiate the Company's prevention and compliance services. Through treating work-related injuries, the Company's clinicians gain significant insights into employers' safety issues, thereby improving the efficacy of prevention programs. The Company's expertise in health and safety regulatory matters provides employers with a critical resource to assist them in addressing increasingly complex federal and state regulations.

   Specific prevention and compliance services include:

  .  Physical Examinations

       -- Preplacement

       -- Executive

       -- Department of Transportation (DOT)

       -- Annual

       -- Medical Monitoring/Surveillance

  .  Screenings

       -- Drug & Alcohol Testing

       -- Substance Abuse Program Development and Management

       -- Hazardous Substances Screening/Testing

       -- Pulmonary Function Tests

       -- Audiograms

       -- Job Specific Work Skills Screens

  .  Safety Programs

  .  Health Promotion

  .  Immunizations

 Treatment/Management:

   Where an injured worker receives initial treatment for a work-related injury or illness is critical to the eventual outcome of the case. The initial provider is the medical gatekeeper and single most important player in controlling case cost. When the Company acts as the gatekeeper, whether in a Company center, in the workplace, or through its network providers, it controls the cost of treatment provided plus the costs of specialist and ancillary services by ensuring that referrals are appropriate and required. The Company's prevention/compliance efforts provide an in-depth understanding of the workplace and the workforce, facilitating optimal treatment plans and early return to work. Lost work-days are minimized when care is controlled and effectively coordinated.

   The Company's treatment protocols, which have been demonstrated to be effective through outcome studies documenting reduced medical costs and fewer lost work days, are based on a sports medicine philosophy of early intervention and aggressive treatment to maximize a patient's recovery while minimizing the ultimate costs associated with the case.

   As part of the Company's injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker's care. This includes referrals to specialists who are part of a network of physicians who understand workers' compensation and the special requirements of treating work-related injuries. Within a typical Company full service center or a network of its contract providers, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan, thus eliminating "system delays" (i.e., time lost as patients deal with several unrelated providers).

   Another element to successfully managing work-related injuries is continuous communication to all the "key players", including the employer, employee, and third-party payers. With expectations and treatment plans clearly communicated to all involved, the Company's commitment to goal-oriented, cost-effective, quality care is evident.

   When an individual is not treating with the Company, specialty evaluations are often used to bring a case to closure and/or to create return to work programs for both work-related and non-work-related cases. The Company's occupational medicine physicians and therapists bring a unique set of skills and experiences to these evaluations, including in-depth understanding of the workplace. Referrals for these services typically come from employers, insurers, or lawyers.

   Treatment/management services are summarized below:

  .  Work Related Injury Treatment

  .  Urgent Care

  .  Physical and Occupational Therapy

  .  Specialist Referrals

  .  Care Coordination

  .  Specialty Evaluations

     -- Independent Medical Examinations

     -- Disability Examinations

     -- Fitness for Duty and Return to Work Examinations

 Workplace Health

   The workplace is often the most effective place for the Company to deliver its services for work-related injuries/illnesses as well as to reduce other employee healthcare costs. Furthermore, many employers recognize the value of medical personnel managing integrated disability management programs that cover both work-related and non-work-related injuries and illnesses. The Company is a national leader in workplace rehabilitation services. It has assembled a fully integrated continuum of workplace health services that systematically address workplace safety and aim to minimize absenteeism of employees who have work-related and non-work-related injuries and illnesses. Employers may choose to have all or some of these services delivered at the workplace through staffing contracts or in conjunction with the Company's center resources. The Company's physical and occupational therapists provide job-specific, individualized treatment at the workplace, utilizing real work as the rehabilitation medium. The Company helps employees remain on the job while they receive therapy. Disability days decrease and return-to-work rates increase using this model of rehabilitative care.

 Consulting/Advisory Services

   Based on its depth of occupational medicine expertise, the Company provides a variety of consulting/advisory services for clients as follows:

  .  Healthcare policy development

  .  Regulatory compliance

  .  Americans with Disabilities Act (ADA) compliance

  .  Environmental medicine

  .  Medical Review Officer (MRO)

Outcomes Measurement and Tracking

   The Company has significant experience with data management and outcomes tracking and has created a state-of-the-art reporting tool that enables employers and third-party payers to track all costs and utilization of services received within the Company's network of care. In addition, the system measures the Company's return-to-work performance by measuring lost and modified work days per case. The Company believes that its multi-disciplinary clinical teams have consistently outperformed others by returning injured employees to work more quickly and at lower cost, while maintaining high patient satisfaction. The Company believes its ability and willingness to measure and be accountable for its performance to employers and third-party payers significantly differentiate the Company from its competitors.

Sales and Marketing

   The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. These parties strongly influence (and in many instances direct) an injured worker's choice of provider. In addition, employers select providers for prevention and compliance services.

   Through a sales planning and forecasting process, markets are analyzed and resources are allocated and consistently monitored to ensure maximum results. Client relations directors (CRDs), typically located at each Company center, are responsible for client retention and new client prospecting activities. The personal sales efforts of each CRD are supported by direct mail, selective advertising and public relations programs focused on reinforcing the Company's position as a leader in occupational health. The successful establishment of partnership relationships with clients is a key ingredient to the Company's success. During the sales process, the CRD routinely engages the expertise of the local provider team to enhance these efforts.

Agreements with Medical Providers

   In most cases, medical and other professional services at the Company's centers are provided through professional corporations (collectively, the "Medical Providers") that enter into management agreements with the Company or its affiliated joint ventures, which subcontract with the Company. The Company provides a wide array of business services under these management and submanagement agreements, such as providing personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, sales, marketing and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers under the direction of the Medical Providers provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company's service mark "Occupational Health + Rehabilitation." The management agreements typically have automatically renewing terms and specific termination rights. Management fees payable to the Company vary depending upon the particular circumstances and applicable legal requirements. These fees may include an assignment of certain accounts receivable, an allocation of a certain portion of net revenue or a flat fee for each service provided by the Company.

Expansion Plan

   The Company's objective is to develop a national network of regional occupational healthcare systems with full-service occupational health centers, workplace health sites and a variety of network providers typically affiliated with the Company's health system partners. Forming ventures, alliances and other contractual relationships with hospitals and health systems and providers in markets in which it operates is a key strategy for the Company. The Company's management team is comprised of healthcare executives who are experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of occupational health services delivery, facilitates effective assimilation of new operations. The Company believes that occupational health providers, like all other segments of the healthcare industry, will feel the pressure of managed care and other cost containment efforts from employers and payers. These pressures and the expected continuance of regulatory complexities in the workers' compensation and health and safety systems will cause a need, in the Company's opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations such as the Company that specialize in occupational health. Because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

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

   Most hospital occupational health programs have developed by default. Employers and injured employees have naturally looked to the local hospital for treatment of work-related injuries. In addition, as Occupational Health and Safety Administration (OSHA) and other safety and health regulations came into existence, hospitals again were the logical, and often only, place for employers to turn for service. The majority of the occupational health services offered by hospitals are delivered by functional departments where occupational health is a small percentage of the services rendered. Management of care, employer communications and, ultimately, successful outcomes are extremely difficult to accomplish. Because of their relatively small size in the context of the total hospital system, occupational health departments generally receive insufficient management attention, operate at a loss, and require constant funding. Consequently, many health systems are looking to acknowledged experts in the field such as the Company for effective outsourcing of their hospital-based occupational health programs.

   By affiliating or contracting with the Company, health systems benefit from:

  . The Company's expertise in profitably delivering high quality care and outstanding service at the center level

  .  Minimization of capital requirements

  .  The OH+R System--a proven clinical and operating system

  . Increased ability to recruit qualified providers and integrate them into an established network

  . The Company's entrepreneurial work environment that provides incentives for performance

  . The Company's expertise in sales and marketing to increase market share, occupational health revenues and referrals for other health system services

  .  Access to the Company's regional network of multi-location clients

  . Enhanced relationships with employers, many of whom are becoming directly involved in contracting with health systems to provide healthcare for their employees

   Health system relationships allow the Company to leverage the name and position of the institution within a community to ease market entry and expedite building market share. In addition, as healthcare reform continues, integrated healthcare delivery systems are expected to develop around networks of hospitals. Employers will contract with these systems to provide for all the healthcare needs of their employees, including the prevention and treatment of work-related injuries and illnesses. It is strategically important for the Company to have links to these systems in order to be well-positioned to become the occupational health provider for a system.

   During 1998, the Company expanded its strategic relationships with health systems through the establishment of joint ventures, service agreements, clinical affiliations and other contractual arrangements involving the delivery of occupational health services. These relationships included the formation of a joint venture with Baystate Health Systems in Springfield, Massachusetts, the establishment of a clinical coordination arrangement with Southern New Hampshire Medical Center of Nashua, New Hampshire, the provision of workplace health services in eastern Massachusetts in concert with the Lahey Clinic of Burlington, Massachusetts, and certain other management agreements to provide healthcare services. Baystate Health Systems is the largest healthcare delivery system in Western Massachusetts. Southern New Hampshire Medical Center provides a wide range of health services and programs throughout southern New Hampshire and is academically affiliated with Dartmouth Medical School. Lahey Clinic is a group practice of approximately 500 physicians, which provides primary and specialty care at three hospitals and community-based practices throughout Eastern Massachusetts.

   In 1999, the Company formed a joint venture with Unity Health System in Rochester, New York and entered into a long-term service agreement with Eastern Rehabilitation Network, an affiliate of Hartford Hospital located in Hartford, Connecticut. Unity Health System is a leading provider of healthcare services in the Monroe County region of New York. The joint venture with Unity Health System includes a preferred provider organization, ("PPO") which is one of only six PPOs in Monroe County certified by the State to provide care as part of the New York Workers' Compensation Reform Act. Eastern Rehabilitation Network is Connecticut's leading provider of rehabilitation services with 17 locations in Connecticut. Hartford Hospital is the largest medical center in Connecticut, serving a statewide patient population and is a member of the Hartford Healthcare Corporation.

   In March 2000, the Company formed a joint venture with SSM Health Care St. Louis to operate the latter's existing network of occupational health centers located in and around St. Louis, Missouri. SSM Health Care St. Louis is a member of SSM Health Care, a leading provider of healthcare services in St. Louis and its environs. In October 2000, the Company entered into a long-term management contract with affiliates of Baptist Hospital System, Inc., in Nashville, Tennessee to operate the Baptist Care Centers, seven ambulatory care centers located throughout the Nashville metropolitan area. Baptist Care Centers is the leading provider of occupational medicine and urgent care services in the region. Baptist Hospital System, Inc. services central Tennessee through its flagship Baptist Hospital in Nashville, the largest non-profit tertiary care hospital in the region.

   The Company is continuously exploring other potential health system affiliations. Typically under these affiliations, the Company provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company's personnel costs and other expenses incurred. Further, in a typical joint venture scenario, the Company will also own 51% or more of the occupational health entity with the health system owning the remainder. However, there can be no assurance the Company will be successful in achieving other healthcare affiliations.

Acquisitions, Strategic Alliances and Selective Start-ups

   By acquiring private practices that perform occupational medicine, physical therapy or related services, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians, which can complement the Company's direct marketing to employers. Alternatively, occupational medicine practices, including medical consulting practices focused on occupational and environmental health issues, have established relationships with employers to whom the Company may provide its more comprehensive services. Finally, related service practices, such as urgent care practices, can often be expanded by implementing the OH+R System to service the occupational medicine needs of employers as well as offer an expanded array of services to the injured worker.

   In 1998, the Company purchased Southern New Hampshire Medical Center's Occupational Health Center ("OHC") and Sports Medicine Systems, Inc. ("SMS"). OHC has been a prominent provider of occupational health services in southern New Hampshire for over a decade, serving a client base of more than 2,000 employers and representing a broad cross section of industries throughout its service area. As a result of the Company's restructuring plan discussed in more detail below, the Company eliminated the SMS line of business in December 1999.

   In 1999, the Company purchased certain assets of Return To Work, Inc. ("RTW") located in Springfield, Massachusetts, a NovaCare, Inc. owned facility in Londonderry, New Hampshire ("NovaCare New Hampshire"), Logan International Health Center located at Logan International Airport in East Boston, Massachusetts, and Kaiser Permanente's Workplace Health Services occupational health center located in Greenfield, Massachusetts and its workers' compensation managed care program based in Williston, Vermont. RTW is a physical therapy practice and was merged into the Company's joint venture with Baystate Health Systems, also located in Springfield, thereby enabling the Springfield center to realize the Company's standard integrated services model. NovaCare New Hampshire is a newly designed full service occupational health center, located outside Manchester, New Hampshire. The Logan International Health Center, formerly owned by the East Boston Neighborhood Health Center Corporation, has provided occupational health services to the Logan Airport community and other area employers for more than a decade. The Logan International Health Center has also served as an excellent alternative location for the Company's clients subsequent to the Company's closure of its South Boston location in December 1999 in connection with the Company's restructuring plan discussed below.

   The Company will also consider establishing start-up centers when they are appropriate. This approach is most suitable for geographic areas proximate to existing Company centers or where a large source of patients can be assured through arrangements with large employers and third-party administrators. Often start-ups can be developed in concert with a local provider, enabling the Company to minimize its investments, particularly during the early growth phase of the site. The Company will continue to explore opportunities such as these throughout its marketplace when conditions warrant such an approach. However, there can be no assurance the Company will be successful in these efforts.

1999 Restructuring Plan

   During the fourth quarter of 1999, the Company began to implement measures designed to enhance its overall financial strength, profitability and operating success. These measures principally included the closure of Company centers that were either outside of the Company's core occupational health focus or were not capable of achieving significant profitability due to specific market factors. On December 30, 1999, the Company's Boston, Massachusetts occupational health and sports medicine center was closed and during the first quarter of 2000 its Wellesley, Massachusetts occupational health and sports conditioning center and its Essex Junction, Vermont primary care location were closed. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various positions within the Company. The plan resulted in restructuring and other charges of $2,262,000.

   During 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2000, the Company's obligation for future lease payments relating to the closed centers was $217,000.

Competition

   Most organizations providing care for work-related injuries and illnesses in the eastern part of the United States are local providers or hospitals. The fundamental difference between the Company and these providers is the Company's focused expertise in combining multiple disciplines to address the needs of a single market segment--work-related injuries and illnesses, prevention and compliance services. Other providers are generally organized to provide services, such as physical therapy, to a wide variety of market segments with differing needs, regardless of the source of the injury or type of patient.

   Most of the Company's competitors are local operations and typically provide only some of the services required to successfully resolve work-related injuries and illnesses, and reduce employers' costs. Hospitals typically provide most of the required services but not as part of a tightly integrated, formal care system. Injured workers tend to be a small segment of the patients seen by the individual hospital departments involved, and department personnel tend not to have any particular training or expertise in work-related injuries and illnesses.

   Concentra Managed Care, Inc. is the nation's largest company focusing on occupational healthcare. U.S. HealthWorks, Inc. is in the process of acquiring the occupational health centers of HEALTHSOUTH Corporation, a large national provider of rehabilitation services which offers occupational health services in certain locations. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which the Company currently operates in the Northeast United States, it is beginning to see them as it moves into new markets. While the Company believes it can compete effectively with these competitors on the basis of quality and service, there can be no assurance that these competitors will not establish similar services to those offered by the Company in all its markets. These companies are larger than the Company and may have greater financial resources.

Laws and Regulations

 General

   As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its operations are in material compliance with applicable laws. Nevertheless, many aspects of the Company's business operations, especially those related to the special nature of the Company's relationship with the Medical Providers, have not been the subject of state or federal regulatory interpretation, and there can be no assurance that a review of the Company's or the Medical Providers' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Medical Providers or that the healthcare regulatory environment will not change so as to restrict the Company's or the Medical Providers' existing operations or their expansion.

 Workers' Compensation Legislation

   Each state in which the Company operates has workers' compensation programs which require employers to cover medical expenses, lost wages and other costs resulting from work-related injuries, illnesses and disabilities. Medical costs are paid to healthcare providers through the employers' purchase of insurance from private workers' compensation carriers, participation in a state fund or by self-insurance. Changes in workers' compensation laws or regulations may create a greater or lesser demand for some or all of the Company's services, require the Company to develop new or modified services or ways of doing business to meet the needs of the marketplace and compete effectively, or modify the fees that the Company may charge for its services.

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

   When not governed by a fee schedule, the Company adjusts its charges to the usual and customary levels authorized by the payer.

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

   Administrative simplification regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") aimed at standardizing the format in which certain types of healthcare information is exchanged and establishing standards for the security and privacy of protected healthcare information have been issued and further regulations are expected. Compliance with these HIPAA regulations will be required beginning in October 2002 and at various dates thereafter. These regulations may require the Company to undertake substantial management effort and expenditures to achieve compliance. These efforts have begun, but management is not able to quantify such costs at present.

 Fraud and Abuse Laws

   A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of certain "designated health services," some of which are provided by the Medical Providers that engage the Company's management services.

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

   All of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company's business, and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with applicable federal and state anti-kickback and anti-referral prohibitions. The Company also continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business.

 Antitrust Laws

   Federal, and many state, laws prohibit anti-competitive conduct, including price fixing, improper exercise of monopoly power, concerted refusals to deal, and division of markets. Violations of the Sherman Act, the primary federal antitrust statute, are felonies punishable by significant fines. While the Company believes that it is in compliance with relevant antitrust laws, no assurance can be given that the Company's business practices will be interpreted by federal and state enforcement agencies to comply with such laws, and any violation of such laws could have a material adverse effect on the Company and its business.

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

   Other changes in the healthcare environment may result from an Internal Revenue Service ruling related to whole-hospital joint ventures with tax-exempt organizations. The Company currently does not believe that this specific ruling will be extended to joint ventures concerning ancillary services such as occupational health for tax-exempt hospitals; however, if so extended, the Company's structure for joint ventures with tax-exempt hospitals may differ from the Company's typical model so as not to jeopardize the tax-exempt status of these hospitals.

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

Background

   The Company was incorporated in Delaware in 1988. On June 6, 1996, Occupational Health + Rehabilitation Inc ("OH+R") merged with and into (the "Merger") Telor Opthalmic Pharmaceuticals, Inc. ("Telor"). Pursuant to the terms of the Merger, Telor was the surviving corporation. Simultaneously with the Merger, however, Telor's name was changed to Occupational Health + Rehabilitation Inc, and the business of the surviving corporation was changed to the business of OH+R. The Merger was accounted for as a "reverse acquisition" whereby OH+R was deemed to have acquired Telor for financial reporting purposes.

Seasonality

   The Company is subject to the seasonal fluctuations that impact the various employers and employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impacts of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonality.

Employees

   As of March 2, 2001, the Company employed 582 individuals on a full and part-time basis. The total licensed or clinical professionals contracted or associated with the Company as of March 2, 2001 was 295, including physicians, physician assistants, nurses, nurse practitioners, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Important Factors Regarding Forward-Looking Statements

   Statements contained in this Annual Report on Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a national network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results are locating and identifying suitable partnership candidates, the ability to consummate operating agreements on favorable terms, the success of such ventures, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally and other risks described in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

   The Company rents approximately 7,000 square feet of office space for its corporate offices in Hingham, Massachusetts.

   The Company's centers range in size from 750 square feet to 15,239 square feet and generally have lease terms of three years to six years with varying renewal or extension rights. A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room and ancillary areas for reception, drug testing collection, rehabilitation, client education and administration. Most centers are open from nine to twelve hours per day for five days per week.

   The Company believes that its facilities are adequate for its reasonably foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect upon its business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

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

                                                                   High   Low
                                                                  ------ ------
      Quarter ended March 31, 1999............................... $4.500 $3.250
      Quarter ended June 30, 1999................................  4.750  3.000
      Quarter ended September 30, 1999...........................  5.250  3.250
      Quarter ended December 31, 1999............................  3.875  3.125
      Quarter ended March 31, 2000...............................  3.625  1.500
      Quarter ended June 30, 2000................................  3.375  1.875
      Quarter ended September 30, 2000...........................  2.375  0.750
      Quarter ended December 31, 2000............................  2.500  1.250

   The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 12, 2001, there were approximately 62 holders of record of the Company's Common Stock.

   The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. In addition, the consent of holders of the members of the Board of Directors nominated solely by the holders of Series A Convertible Preferred Stock is required before any dividends (other than dividends payable in Common Stock) may be declared and paid upon or set aside for the Common Stock of the Company in any year. Further, dividends are payable on the shares of Series A Convertible Preferred Stock when and if declared by the Board of Directors after November 5, 1999 and thereafter accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. Finally, compliance with various financial covenants imposed by one of the Company's lenders could limit the Company's ability to pay dividends.

   The transfer agent and registrar for the Company's Common Stock is American Stock Transfer Company.

ITEM 6. SELECTED FINANCIAL DATA

   The consolidated statements of operations data set forth below with respect to the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statements of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from financial statements not included herein. Due to the "reverse acquisition" accounting treatment of the Merger, the data for periods prior to the Merger represent the financial results of OH+R rather than Telor. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

                                        Year ended December 31,
                         ----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------  ----------  ----------  ----------  ----------
                             (in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue................. $   43,683  $   32,148  $   23,083  $   18,307  $    9,041
Expenses:
  Operating.............     36,311      26,924      19,970      17,209       9,063
  General and
   administrative.......      4,889       3,708       3,035       2,590       1,570
  Depreciation and
   amortization.........      1,134       1,062         759         658         449
  Restructuring.........        --        2,262         --          --          --
                         ----------  ----------  ----------  ----------  ----------
                             42,334      33,956      23,764      20,457      11,082
                         ----------  ----------  ----------  ----------  ----------
                              1,349      (1,808)       (681)     (2,150)     (2,041)
Nonoperating gains
 (losses):
  Interest income.......         36          51         171         334         135
  Interest expense......       (535)       (244)       (179)       (248)       (252)
  Minority interest and
   contractual
   settlements, net.....        105        (590)       (318)        183         308
  Gain on disposition of
   investment...........        --          --          --          217         --
  Recovery (write-off)
   of note receivable...        248        (292)        --          --          --
                         ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes and
 cumulative effect of
 change in accounting
 principle..............      1,203      (2,883)     (1,007)     (1,664)     (1,850)
Income taxes............        (34)        --          --          --          --
                         ----------  ----------  ----------  ----------  ----------
Income (loss) before
 cumulative effect of
 change in accounting
 principle..............      1,169      (2,883)     (1,007)     (1,664)     (1,850)
Cumulative effect of
 change in accounting
 principle..............        --          --         (155)        --          --
                         ----------  ----------  ----------  ----------  ----------
Net income (loss)....... $    1,169  $   (2,883) $   (1,162) $   (1,664) $   (1,850)
                         ==========  ==========  ==========  ==========  ==========
Net income (loss)
 available to common
 shareholders--basic.... $      473  $   (3,011) $   (1,177) $   (1,681) $   (1,850)
                         ==========  ==========  ==========  ==========  ==========
Weighted average common
 shares outstanding--
 basic..................  1,479,510   1,479,450   1,479,141   1,573,471   1,129,611
                         ==========  ==========  ==========  ==========  ==========
Income (loss) before
 cumulative effect of
 change in accounting
 principle.............. $     0.32  $    (2.04) $    (0.69) $    (1.07) $    (1.64)
Cumulative effect of
 change in accounting
 principle..............        --          --        (0.11)        --          --
                         ----------  ----------  ----------  ----------  ----------
Net income (loss) per
 common share........... $     0.32  $    (2.04) $    (0.80) $    (1.07) $    (1.64)
                         ----------  ----------  ----------  ----------  ----------
Net income (loss)
 available to common
 shareholders-- assuming
 dilution............... $      485  $   (3,011) $   (1,177) $   (1,681) $   (1,850)
                         ==========  ==========  ==========  ==========  ==========
Weighted average common
 shares outstanding--
 assuming dilution......  2,935,745   1,479,450   1,479,141   1,573,471   1,129,611
                         ==========  ==========  ==========  ==========  ==========
Income (loss) before
 cumulative effect of
 change in accounting
 principle.............. $     0.17  $    (2.04) $    (0.69) $    (1.07) $    (1.64)
Cumulative effect of
 change in accounting
 principle..............        --          --        (0.11)        --          --
                         ----------  ----------  ----------  ----------  ----------
Net income (loss) per
 common share--assuming
 dilution............... $     0.17  $    (2.04) $    (0.80) $    (1.07) $    (1.64)
                         ==========  ==========  ==========  ==========  ==========

                                                  December 31,
                                     -----------------------------------------
                                      2000     1999     1998    1997    1996
                                     -------  -------  ------- ------- -------
Consolidated Balance Sheet Data:
Working capital..................... $ 1,935  $ 2,803  $ 3,694 $ 5,197 $ 8,846
Total assets........................  22,148   17,160   14,479  14,573  15,476
Long-term debt, less current
 portion............................   1,614    2,906    1,116   1,386     746
Redeemable convertible preferred
 stock..............................   9,279    8,583    8,455   8,440   8,423
Stockholder's equity (deficit)......  (1,957)  (2,430)     581   1,757   3,415

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a leading provider of occupational healthcare services to employers and their employees specializing in the prevention, treatment and management of work related injuries and illnesses. The Company develops and operates multidisciplinary outpatient healthcare centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and long-term management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures.

   The Company's operations have been funded primarily through venture capital investments, the Merger, and lines of credit. The Company's growth has resulted predominantly from the formation of joint ventures, acquisitions and development of businesses principally engaged in occupational healthcare.

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

                                               Year Ended December 31,
                                              ------------------------------
                                                2000       1999       1998
                                              --------   --------   --------
   Revenue...................................    100.0 %    100.0 %    100.0 %
   Operating expenses........................    (83.1)     (83.8)     (86.5)
   General and administrative expenses.......    (11.1)     (11.5)     (13.1)
   Depreciation and amortization expense.....     (2.6)      (3.3)      (3.3)
   Restructuring expense.....................      --        (7.0)       --
   Interest income...........................      0.1        0.2        0.7
   Interest expense..........................     (1.2)      (0.8)      (0.8)
   Minority interest and contractual
    settlements, net.........................      0.2       (1.8)      (1.4)
   Recovery (write-off) of note receivable...      0.5       (0.9)       --
   Income taxes..............................     (0.1)       --         --
   Cumulative effect of change in accounting
    principle................................      --         --        (0.7)
                                              ------------------------------
   Net income (loss).........................      2.7 %     (8.9)%     (5.1)%
                                              ==============================

RESULTS OF OPERATIONS (dollar amounts in thousands)

Years Ended December 31, 2000 and 1999

 Revenue

   Revenue increased 35.9% to $43,683 in 2000 from $32,148 in 1999. Of the total increase, $5,746 was attributable to centers brought on line during 2000. Revenue at centers owned at the end of 1999 increased

$9,321. These increases were partially offset by the elimination of $3,492 of revenue generated in the prior year by centers closed during the fourth quarter of 1999. Revenue grew 11.2% in 2000 at centers operational during all of 1999, principally due to volume growth.

 Operating Expenses and General and Administrative Expenses

   Operating expenses increased 34.9% to $36,311 in 2000 from $26,924 in 1999. This increase was principally due to additional centers coming on line as a result of both a new joint venture and a new long-term management contract. As a percentage of revenue, operating expenses declined by 0.7% to 83.1% in 2000 from 83.8% in 1999. The centers, in aggregate, improved their profitability in 2000 as individual centers continued to achieve improved critical mass in terms of volume.

   General and administrative expenses increased 31.9% to $4,889 in 2000 from $3,708 in 1999. The increase was primarily the result of the Company continuing to add resources in information services, accounting, and medical oversight in line with the expansion of the Company's operations. As a percentage of revenue, general and administrative expenses declined by 0.4% to 11.1% in 2000 from 11.5% in 1999. The Company believes that as additional centers are added, further leveraging of management expenses may occur, and, as a result, general and administrative costs may continue to decline as a percentage of total revenue.

 Depreciation and Amortization

   Depreciation and amortization expense increased 6.8% to $1,134 in 2000 from $1,062 in 1999. The increase was attributable to the addition of new centers during the year and the resultant need to expand the information systems infrastructure, partially offset by the elimination of $121 of depreciation at centers closed during the fourth quarter of 1999. As a percentage of revenue, depreciation and amortization decreased to 2.6% in 2000 from 3.3% in 1999.

 Restructuring Charge

   During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various positions within the Company.

   The total number of employees terminated in conjunction with the restructuring plan was 64 with 33 having left the Company as of December 31, 1999. The remaining employees terminated employment with the Company during the first quarter of 2000. The employees affected by the restructuring plan included medical, physical therapy, and administrative staff at the closed centers.

   The restructuring charges primarily included severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments relating to the closed centers, contractual expenses including lease abandonment costs, the write down of receivables at closed centers deemed to be uncollectible, and miscellaneous related charges.

   During 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2000, the Company's obligation for future lease payments relating to the closed centers was $217.

   Details of the restructuring and other charges are as follows:

                                              December 31,
                                                  1999       December 31, 2000
                                    Initial ---------------- -----------------
   Description                      Charge  Payment Accruals Payments Accruals
   -----------                      ------- ------- -------- -------- --------
   Accrued liabilities
    Severance costs................ $  151    $ 8     $143     $143     $--
    Lease abandonment costs........    683    --       683      466      217
    Miscellaneous..................     68    --        68       68      --
                                    ------    ---     ----     ----     ----
                                       902    $ 8     $894     $677     $217
                                              ===     ====     ====     ====
   Asset impairments
    Fixed asset writedowns and
     disposals.....................    319
    Goodwill impairment............    340
    Receivable writedown...........    690
    Miscellaneous..................     11
                                    ------
                                    $2,262
                                    ======

   The revenues associated with the closed centers were $3,492 and $3,867, respectively, as of December 31, 1999 and 1998, and the net operating losses were $565 and $417, respectively.

 Interest Expense

   Interest expense increased to $535 in 2000 from $244 in 1999. The increase was due principally to the Company utilizing its bank line of credit to finance working capital. As a percentage of total revenue, interest expense rose to 1.2% in 2000 from 0.8% in 1999.

 Minority Interest and Contractual Settlements

   Minority interest represents the share of profits and losses of joint venture investors with the Company. In 2000, the minority interest in net profits of subsidiaries fell to $510 from $590 in 1999, due to lower aggregate profits of the joint venture centers. Contractual settlements represent payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the partners' share of operating profits or losses, respectively. In 2000, the Company recorded $615 of funded operating losses and contractual settlements. There were no contractual settlements in 1999.

 Recovery (Write-off) of Note Receivable

   During the fourth quarter of 1999, the Company wrote off the outstanding balance of $292 on a note receivable due to collection uncertainties. Because it was in default of certain loan covenants with its lender, the payer of the note ceased making its quarterly principal payments after June 1999 while it attempted to restructure its debt. Subsequent to the sale of the payer's business in February 2001, the Company received $248 in final settlement of all amounts due under the note and recognized the gain in its financial statements for the year ended December 31, 2000.

Years Ended December 31, 1999 and 1998

 Revenue

   Revenue increased 39.3% to $32,148 in 1999 from $23,083 in 1998. Of the $9,065 increase in revenue in 1999, $6,467 was attributable to centers owned at the end of 1998 and $2,598 was attributable to centers acquired or brought on line in 1999.

 Operating Expenses and General and Administrative Expenses

   Operating expenses increased 34.8% to $26,924 in 1999 from $19,970 in 1998. This increase was principally due to the acquisition and development of additional centers. As a percentage of revenue, operating expenses declined by 2.7% to 83.8% in 1999 from 86.5% in 1998. The centers, in aggregate, improved their profitability in 1999 as individual centers continued to achieve greater critical mass in terms of volume.

   General and administrative expenses increased 22.2% to $3,708 in 1999 from $3,035 in 1998. The increase was primarily the result of the Company introducing a state level of management whereby most states have a State Operations Director and a State Sales Manager. This level of management was introduced through promotion of existing personnel and/or new hires. As a percentage of revenue, general and administrative expenses declined by 1.6% to 11.5% in 1999 from 13.1% in 1998.

 Depreciation and Amortization

   Depreciation and amortization expense increased 39.9% to $1,062 in 1999 from $759 in 1998. The increase occurred principally due to growth as a result of center development and acquisitions, and investments in the Company's information systems infrastructure. As a percentage of revenue, depreciation and amortization was 3.3% in both 1999 and 1998.

 Interest Income

   Interest income is generated primarily from cash invested in highly liquid funds with a maturity of three months or less. Interest income decreased 70.2% to $51 in 1999 from $171 in 1998. The decrease was primarily due to the Company having less cash available to invest in 1999 as compared to 1998 as it continued to utilize cash for acquisitions and capital expenditures to upgrade its information systems infrastructure.

 Interest Expense

   Interest expense increased to $244 in 1999 from $179 in 1998. The increase was due to the Company utilizing its bank line of credit to acquire new centers, to finance working capital in one of its newly acquired joint venture centers, and to finance the Company's revenue growth. The Company also utilized its bank lease line to finance primarily computer equipment to support the Company's growth. As a percentage of total revenue, interest expense was 0.8% in both 1999 and 1998.

 Minority Interest and Contractual Settlements

   Minority interest represents the share of profits and losses of joint venture investors with the Company. In 1999, the minority interest in net profits of subsidiaries was $590 compared to $318 in 1998, due to increasing profits of the joint venture centers in 1999. There were no contractual settlements in 1999 and 1998.

Seasonality

   The Company is subject to the seasonal fluctuations that impact the various employers and employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings and the impact of severe weather conditions. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-hire examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impacts of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonality.

Liquidity and Capital Resources

   At December 31, 2000, the Company had $1,935 in working capital compared $2,803 in 1999 and $3,694 in 1998. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of December 31, 2000 consisted of (i) cash and cash equivalents aggregating $1,443 and (ii) accounts receivable of $11,015.

   Working capital fluctuations have been due primarily to increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses. Accounts receivable increased from $5,137 in 1998 to $7,105 in 1999 and $11,015 in 2000. The increase in both years reflects primarily the growth in the Company's revenues resulting from the addition of new centers each year. Accounts payable and related accruals increased to $6,403 in 2000 from $5,062 in 1999 and $2,593 in 1998. The increase in 2000 was due primarily to the addition of new centers during the year. Of the $2,469 increase in 1999 over 1998, approximately $1,000 of payables related to new operations, $455 to an increase in employee related accruals, and the balance to liabilities associated with revenue growth. In 1999, the Company also recognized a restructuring liability of $894. At December 31, 2000, the balance on this liability was $217 and related to rent payments due under leases at centers closed during 1999.

   Net cash provided by/(used) in operating activities by the Company in 2000 was $(1,142) compared to $943 in 1999 and $(645) in 1998. The primary uses of cash have been the funding of working capital in centers either in early stages of development or which were recently acquired and, in 1999 and 1998, to fund the Company's operating losses.

   Net cash used in investing activities was $292, $2,126 and $1,111 in 2000, 1999 and 1998, respectively. The Company's investing activities included fixed asset additions of $687, $480 and $608 in 2000, 1999 and 1998, respectively. Fixed asset additions in 2000 and 1999 were primarily for computer related costs and 1998 expenditures were for computer related costs and the renovation of certain centers.

   During the twelve months ended December 31, 2000 and 1999, the Company paid cash of $610 and $587, respectively, relating to distributions to its joint venture partners. No distributions were made during 1998. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allows the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make future distributions, depending upon the cash balances in the joint venture accounts.

   In 2000, investing activities included receipt by the Company of $1,199 under an agreement whereby a hospital system provides working capital necessary to fund any deficit during the first twelve months of operations. The Company recognized net intangible assets of $244, from this agreement representing the net difference at December 31, 2000 of payments made by, or committed to, each party to induce the other to enter into the management agreement. The amount payable by the Company of $2,000 is reflected as a non-cash transaction net of a discount of $531.

   In 1999, investing activities included the purchase of three occupational medicine centers, a physical therapy practice and a contribution to a joint venture with an aggregate cash outlay of $938. In 1998, investing activities included a contribution to a joint venture, acquisition of four occupational medicine centers, and a physician and physical therapy practice with an aggregate cash outlay of $469. In addition, investing activities included the use of $270, $296, and $484 in 2000, 1999 and 1998, respectively, for costs in excess of purchase price for certain acquisitions.

   Net cash provided by/(used) in financing activities was $1,365, $1,133 and $(862) in 2000, 1999 and 1998, respectively. The Company used funds of $766, $819 and $917 in 2000, 1999 and 1998, respectively, for the payment of long-term debt and capital leases obligations. In 2000 and 1999, the Company received net advances of $2,245 and $1,706, respectively under its lines of credit and, in 1999, $204 from its leasing line. The funds drawn down from the credit lines were utilized to fund acquisitions, working capital needs and equipment purchases.

   The Company expects that its principal use of funds in the near future will continue to be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment, and possibly the payment of dividends on the Company's Series A Convertible Preferred Stock, if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments.

   In December 2000, the Company entered into an agreement with DVI Business Credit Corporation, a specialty finance company for healthcare providers (DVI), for a three-year revolving credit line of up to $7,250 (the "Credit Line"). The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. The Credit Line contains quarterly net worth, leverage and fixed charge ratio covenants as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. At December 31, 2000, the maximum amount available under the lender's borrowing base formula was $5,413 and the interest rate was 10.50%. The amount outstanding on the Credit Line at December 31, 2000 was $4,247.

   Initial proceeds from the Credit Line were used to repay the Company's line of credit with Fleet National Bank ("Fleet"). The Fleet line consisted of two credit facilities which were to have expired on December 31, 1999 but which, subsequent to year end, were amended at various times to facilitate the Company's effort to seek alternative financing.

   In March 2001, the Company entered into an agreement for an Equipment Acquisition Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31 month Treasury Note ("T-Note") plus a spread and fluctuates proportionately with any change in the T-Note rate up until the time of payment commencement. The interest rate for the Lease Line at March 12, 2001 was 10.86%.

   The Company expects that the cash available to it under the Credit Line and Lease Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, and to pay the above referenced dividends, if any, for the foreseeable future. However, the Company believes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund expansion efforts by the Company.

Inflation

   The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Further, inflation is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its billings and collections.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2000. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

 Interest rates

   The Company's balance sheet includes a revolving credit facility that is subject to interest rate risk. The loan is priced at a floating rate of interest. As a result, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed sensitivity analysis as of December 31, 2000 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of the Company are as follows:

 Name                                 Age Position with the Company
 ----                                 --- -------------------------
                                          President, Chief Executive Officer
 John C. Garbarino...................  48 and Director
                                          Senior Vice President, Operations and
 Lynne M. Rosen......................  39 Assistant Secretary
                                          Senior Vice President, Corporate
 H. Nicholas Kirby...................  52 Development
                                          Senior Vice President, Sales and
 Pamela G. Fine......................  41 Marketing
 Keith G. Frey.......................  61 Chief Financial Officer and Secretary
 Edward L. Cahill....................  48 Director
 Kevin J. Dougherty..................  54 Director
 Angus M. Duthie.....................  61 Director
 Donald W. Hughes....................  50 Director
 Frank H. Leone......................  56 Director
 Steven W. Garfinkle.................  43 Director

   John C. Garbarino, a founder of OH+R, was its President and Chief Executive Officer and a director since its formation in July 1992 and has been President, Chief Executive Officer and a director of the Company since the Merger. From February 1991 through June 1992, Mr. Garbarino served as President and Chief Executive Officer of Occupational Orthopaedic Systems, Inc., a management company that operated Occupational Orthopaedic Center, Inc., a company which was the initial acquisition of OH+R. From 1985 to January 1991, Mr. Garbarino was associated in various capacities with Foster Management Company ("Foster"), a private investment company specializing in developing businesses to consolidate fragmented industries. In his association with Foster, Mr. Garbarino was a general partner and consultant and held various senior executive positions (including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) in Chartwell Group Ltd., a Foster portfolio company organized to consolidate through acquisitions the highly fragmented premium priced segment of the interior furnishings industry. Previously, Mr. Garbarino participated in the venture capital industry as a founder and general partner of Fairfield Venture Partners, L.P. and as vice president and treasurer of Business Development Services, Inc., a venture capital subsidiary of General Electric Company. Mr. Garbarino is a Certified Public Accountant and previously worked at Ernst & Whinney (a predecessor to Ernst & Young LLP).

   Lynne M. Rosen, a founder of OH+R, has served as Senior Vice President, Operations of the Company since March 1999. From 1997 to 1999, Ms. Rosen served as Senior Vice President, Planning and Development. Ms. Rosen had previously held the positions of Vice President and Assistant Secretary since the Merger. From April 1988 through June 1992, Ms. Rosen held various positions with Occupational Orthopaedic Center, Inc., including general manager. Ms. Rosen was an athletic trainer at the University of Pennsylvania Sports Medicine Center from 1986 to March 1988 and at the University of Rhode Island from 1985 to 1986. She has published several papers and made a number of presentations in the area of orthopedic rehabilitation.

   H. Nicholas Kirby has served as Senior Vice President, Corporate Development since January 1998. Previously, he served as Vice President, Corporate Development of the Company from June 1996. From August 1994 to June 1996, he was OH+R's Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. ("LINK") from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine.

   Pamela G. Fine joined the Company in January 1999 as Senior Vice President, Sales and Marketing. From September 1997 to January 1999, Ms. Fine was Vice President of Sales for Mariner Medical Services, a business unit of Mariner Post-Acute Network, responsible for the provision of subacute and long-term pharmacy and home health services. From 1991 to 1997, Ms. Fine was with Olsten Health Services, the largest provider of home nursing and infusion services nationwide. While with Olsten, she held several sales management positions of increasing responsibility, including Director of Sales for New England, a region comprised of 43 branch locations and $150 million dollars in revenue. Ms. Fine began her sales and marketing career in 1982 with E.I. DuPont de Nemours where she held various sales positions until 1990 when the Specialty Diagnostics Division was purchased by Ortho Diagnostics, a wholly owned subsidiary of Johnson & Johnson. Ms. Fine moved to Ortho Diagnostics as Account Executive for the Northeast, where she remained until 1991.

   Keith G. Frey joined the Company as Vice President, Administration in 2000 and was appointed Chief Financial Officer and Secretary in October 2000. Prior to joining the Company, Mr. Frey served as a part-time consultant to the Company from September 1999. From 1991 until its sale in 1998, he was a principal in IL International Inc., a contemporary lighting company, and served as President of its North American operations. From 1987 to 1991, Mr. Frey was Chief Financial Officer of Chartwell Group Ltd., an interior furnishings company. From 1981 to 1987, he served as chief financial officer of two start-up operations. Mr. Frey also spent thirteen years with General Mills, Inc. in senior financial positions in various consumer products divisions both in England and the United States. He is a Chartered Accountant.

   Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a General Partner of HLM Management, an asset management firm established to invest in early stage healthcare companies. He was a founding partner of Cahill, Warnock & Company, LLC ("Cahill, Warnock"), an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of MedPlus, Inc. (Nasdaq:MEDP), Johns Hopkins's Medicine and several private companies.

   Kevin J. Dougherty served as a director of OH+R from July 1993 and has been a director of the Company since the Merger. Mr. Dougherty is currently a General Partner of The Venture Capital Fund of New England, a venture capital firm he joined in April 1986. Previously, he participated in the venture capital industry as Vice President of 3i Capital Corporation from 1985 to 1986, and as Vice President of Massachusetts Capital Resource Company from 1981 to 1985. Prior to that, Mr. Dougherty served as a commercial banker at Bankers Trust Company and the First National Bank of Boston.

   Angus M. Duthie served as a director of OH+R from June 1992 and has been a director of the Company since the Merger. Mr. Duthie is currently a General Partner of Prince Ventures, L.P., a venture capital firm he co-founded in 1978. Mr. Duthie has over 29 years of experience involving portfolio management.

   Donald W. Hughes has served as director of the Company since December 1997 and is a General Partner and Chief Financial Officer of Cahill, Warnock. Prior to joining Cahill, Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. (Nasdaq: DOSE) from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company Inc., a closely-held investment management company, from July 1984 to November 1995. He is a Certified Public Accountant.

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

   Steven W. Garfinkle has served as a director of the Company since July 1998. Since April 2000, Mr. Garfinkle has served as President and Chief Executive Officer of Maestro Learning, Inc. From 1998 until April 2000, he was a principal in NorthStar Health Advisors LLC, a private healthcare consultancy group. Mr. Garfinkle served as Chairman and Chief Executive Officer of Prism Health Group Inc. ("Prism") from

1992 until Prism was sold to Mariner Health, Inc. in 1997 and from 1991 to 1992 was President of New England Health Strategies. From 1982 to 1991, Mr. Garfinkle served as Chief Operating Officer and in several other senior management positions for the Mediplex Group, Inc.

   The directors are elected to three-year terms or until their successors have been duly elected and qualified. The terms of Kevin J. Dougherty and Frank H. Leone expire at the 2001 Annual Meeting of Stockholders. The terms of Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle expire in 2002. Edward L. Cahill and Donald W. Hughes were elected in 1997 for three-year terms expiring in 2000. Since their successors have not been duly elected and qualified, they continue to serve as directors of the Company.

   Pursuant to the terms of the Series A Convertible Preferred Stock contained in the Company's Restated Certificate of Incorporation, as amended, the holders of the Series A Convertible Preferred Stock, voting as a single class, are entitled to elect two directors of the Company. Mr. Cahill and Mr. Hughes currently serve as these directors. Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of the Company's stockholders, such stockholders have agreed to vote all of their shares of Preferred Stock and Common Stock to elect certain nominees to the Company's Board of Directors. The Stockholders' Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the Telor Principal Stockholders, as defined in the Stockholders' Agreement (presently, Angus M. Duthie); (c) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders' Agreement (presently, Kevin J. Dougherty); (d) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); and (e) two persons unaffiliated with the management of the Company, (the "Independent Directors") and mutually agreeable to all of the other directors (presently, Frank H. Leone and Steven W. Garfinkle).

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

Other Key Officers

   Other key contributing officers of the Company are as follows:

 Name                                 Age Position with the Company
 ----                                 --- -------------------------
 William B. Patterson, MD, MPH.......  52 Chairman, Medical Policy Board
                                          Vice President, Workplace Health
 David R. McLarnon...................  46 Division
 Patti E. Walkover...................  46 Vice President, Network Operations
                                          Vice President, Finance and
 Janice M. Goguen....................  37 Controller
 Mark S. Flieger.....................  44 Vice President, Information Services

   William B. Patterson, MD, MPH, was appointed Chairman of the Company's Medical Policy Board in September 1998. Previously he served as Medical Director of the Company's Massachusetts operations from August 1997, when New England Health Center, a company of which he was the founder and President since 1990, was acquired by the Company. Dr. Patterson is board certified in internal and occupational medicine. He has served as President of the New England College of Occupational and Environmental Medicine and is on its Board of Directors. Dr. Patterson also serves as an assistant professor at the Boston University School of Public Health.

   David R. McLarnon has served as Vice President, Workplace Health Division since 1999. He joined the Company in December 1996 as Vice President, Operations. From January 1994 to November 1996, Mr. McLarnon was Corporate Vice President, Ambulatory Division of AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation, and was responsible for outpatient rehabilitation operations in a seven-state region. From June, 1992 to December, 1993, Mr. McLarnon held positions with The Mediplex Group, pursuant to which he served as an administrator of outpatient rehabilitation services for the company's operations in Denver, Colorado as well as provided development and administrative services for certain of the company's comprehensive outpatient rehabilitation facilities in Florida.

   Patti E. Walkover joined the Company in March 1999 as Vice President, Network Operations. From April 1996 to February 1999, Ms. Walkover served as Vice President, New Markets and Vice President of Operations, respectively, for Healthcare First, a regionally based workers' compensation managed care company, where she was responsible for network development and operations in New England and New York. Healthcare First was acquired by Gates McDonald in October 1998. Ms. Walkover was Director of Occupational Health and Workers' Compensation Managed Care at VHA East in Philadelphia, from February 1993 to March 1996 where she developed the TeamWorks occupational health plan. Her prior positions include Program Director for the Occupational Health Center at Chester County Hospital (January 1992 to January 1993), and Administrative Director at the Crozier Center for Occupational Health (November 1989 to December 1991), a multi-site occupational health program in greater Philadelphia.

   Janice M. Goguen has served Vice President, Finance and Controller since May 2000. Previously, she had served as Corporate Controller since joining the Company in October 1997. From November 1992 through October 1997, Ms. Goguen was Corporate Controller for AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation. From August 1985 to November 1992, Ms. Goguen was employed by Ernst & Young, LLP where she planned, managed and executed audits of publicly held, privately owned and non-profit companies. Ms. Goguen is a Certified Public Accountant.

   Mark S. Flieger joined the Company as Vice President, Information Services in July 2000. From 1995 to 2000, Mr. Flieger held several leadership positions with Harvard Pilgrim Health, including Senior Director, Information Technology Office, Y2K Program Manager, and Manager, IT Services for a five center primary care practice in Rhode Island.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's executive officers, as defined for the purposes of Section 16(a) of the Act, and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Except for the late filing of Forms 3 with respect to the appointment in May 2000 of Janice M. Goguen as Vice President, Finance and Controller and the appointment in October 2000 of Keith G. Frey as Chief Financial Officer, and based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2000, all such reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

   The following table sets forth certain information regarding the compensation paid by the Company to the Company's Chief Executive Officer, and the only other executive officers whose salary and bonus exceeded $100,000 in 2000 (together the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term
                                                                      Compensation
                                                                         Awards
                                                                      ------------
                                                         Annual
                                                      Compensation     Securities         (1)
                                                   ------------------  Underlying      All Other
Name and Principal Position                   Year Salary($) Bonus($)   Options     Compensation($)
---------------------------                   ---- --------- -------- ------------  ---------------
John C. Garbarino............................ 2000  200,000   40,000    110,000          4,686
 President and Chief Executive Officer        1999  180,000   18,000     60,000(2)       3,338
                                              1998  180,000      --      60,000(2)       3,494

Lynne M. Rosen............................... 2000  150,000   25,000     25,000          3,456
 Senior Vice President, Operations            1999  140,000   14,000      5,000(2)       2,953
                                              1998  139,711      --      10,000(2)       2,922

H. Nicholas Kirby............................ 2000  150,000   10,000      4,000          3,658
 Senior Vice President, Corporate Development 1999  139,231   14,000     15,000(2)       1,385
                                              1998  129,515      --      20,000(2)       1,609

Pamela G. Fine(3)............................ 2000  120,000   20,000      5,000          6,087
 Senior Vice President, Sales & Marketing     1999  115,385   12,000     25,000(2)         554

--------
(1) Includes primarily the Company's contribution under the Company's 401(k) plan and car allowances.
(2) This grant or a portion thereof in certain individual cases represents an extension of a 1998 grant that was to vest fully on December 31, 1999 upon the achievement of certain goals and other criteria. Since such goals and other criteria were not achieved, these options became null and void as of such date.
(3)  Ms. Fine joined the Company in January 1999.

Option Grants

   The following table sets forth information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                                         Realizable Value
                                                                          Assumed Annual
                                                                          Rates of Stock
                           Number of    % of Total                             Price
                          Securities     Options                         Appreciation For
                          Underlying     Granted    Exercise              Option Term(2)
                            Options    to Employees   Price   Expiration -----------------
Name                     Granted(#)(1)   in 2000    Per Share    Date       5%      10%
----                     ------------- ------------ --------- ---------- -------- --------
John C. Garbarino.......    80,000         17.8%      $2.00    01/21/10  $100,600 $255,000
                            30,000          6.7%      $1.50    12/20/10  $ 28,300 $ 71,700

Lynne M. Rosen..........    25,000          5.6%      $2.00    01/11/10  $ 31,400 $ 79,700
                            25,000          5.6%      $1.50    12/20/10  $ 23,600 $ 59,800

H. Nicholas Kirby.......    10,000          2.2%      $2.00    01/21/10  $ 12,600 $ 31,900
                             4,000          0.9%      $1.50    12/20/10  $  3,800 $  9,600

Pamela G. Fine..........     5,000          1.1%      $2.00    01/21/10  $  6,300 $ 15,900
                             5,000          1.1%      $1.50    12/21/10  $  4,700 $ 12,000

--------
(1) Options granted vest ratably over four (4) years on each of the first four anniversary dates of the grant date.
(2) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.

Option Exercises and Year-End Values

   The following table sets forth information concerning option exercises and holdings as of December 31, 2000 with respect to the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities      Value of Unexercised
                                                  Underlying Unexercised     in-the Money Options
                           Shares                  Options at FY-End(#)         at FY-End($)(1)
                         Acquired On    Value    ------------------------- -------------------------
Name                     Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- ----------- ----------- ------------- ----------- -------------
John C. Garbarino.......      --          --       154,540      110,000          0            0
Lynne M. Rosen..........      --          --        34,037       52,500          0            0
H. Nicholas Kirby.......      --          --        30,620       29,000          0            0
Pamela G. Fine..........      --          --         5,000       25,000          0            0

--------
(1) Based on the fair market value of the Company's Common Stock as of December 31, 2000 ($1.375) minus the exercise price of options.

Employment Agreements

   John C. Garbarino has an employment agreement with the Company dated June 6, 1996. The term of the agreement is two years from such date and renews automatically for successive one-year periods until terminated. The agreement provides for an annual salary of $180,000, subject to increase on an annual basis in the discretion of the Company's board of directors, and bonus as may be determined by the Compensation Committee of the Company's board of directors. Mr. Garbarino is subject to a covenant not to compete with the Company for six months after the termination of his employment. If the Company terminates the agreement without "cause" (as defined in the agreement), or if Mr. Garbarino becomes incapacitated, or if Mr. Garbarino resigns from the Company for "just cause" (as defined in the agreement), then the Company is obligated to pay to Mr. Garbarino six months' base salary in consideration of his covenant not to compete.

Director Compensation

   Except for the Independent Directors, the Company's directors do not receive any cash compensation for service on the Company's board of directors or any committee thereof, but all directors are reimbursed for expenses actually incurred in connection with attending meetings of the Company's board of directors and any committee thereof. Each of the Independent Directors receives $1,200 for each meeting of the Company's board of directors he attends. Except for the Independent Directors, the Company granted in January 2000 to each director who was not an employee a non-qualified stock option to purchase 20,000 shares of the Company's Common Stock as compensation for services rendered in 1999. In December 2000, each such director was granted a non-qualified stock option to purchase 5,000 shares of the Company's Common Stock as compensation for services rendered in 2000. The exercise price of all such option grants was the fair market value of the Company's Common Stock on the date of grant. All such options vest ratably over four years on each of the first four anniversary dates of the dates of grant and are exercisable for a period of ten years.

   Upon election to the Company's board of directors, each Independent Director was granted a non-qualified stock option to purchase 20,000 shares of the Company's Common Stock. In January 2000, each Independent Director was granted a non-qualified stock option to purchase 5,000 shares of the Company's Common Stock as compensation for services rendered in 1999. In December 2000, each Independent Director was granted a non-qualified stock option to purchase 5,000 shares of the Company's Common Stock as compensation for services rendered in 2000. The exercise price of all such option grants was the fair market value of the Company's Common Stock on the date of grant. All such options vest ratably over four years on each of the first four anniversary dates of the dates of grant and are exercisable for a period of ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 14, 2001 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Executive Officer of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

                                                              Shares    Percent
                                                           Beneficially   of
Name and Address of Beneficial Owner                          Owned      Class
------------------------------------                       ------------ -------
Cahill, Warnock Strategic Partners Fund, L.P.(1)(2).......   679,042     31.5%
 One South Street, Suite 2150
 Baltimore, MD 21202

Prince Venture Partners III, L.P.(1)(3)...................   400,045     27.1%
 10 South Wacker Drive
 Chicago, IL 60606

Venrock Entities(1)(4)....................................   246,784     15.0%
 30 Rockefeller Plaza, Room 5508
 New York, NY 10112

FleetBoston Financial Corporation(1)(5)...................   215,636     13.7%
 100 Federal Street
 Boston, MA 02110

The Venture Capital Fund of New England III, L.P.(1)(6)...   182,303     11.8%
 70 Walnut Street, Suite 120
 Wellesley Hills, MA 02481

Asset Management Associates 1989, L.P.(1)(7)..............   173,685     11.1%
 2275 East Bayshore Road
 Palo Alto, CA 94303

Pantheon Global PCC Limited(8)............................   173,334     10.5%
 Commerce House
 Les Banques
 St. Peter Port
 Guernsey, Channel Islands

Axa Assurances I.A.R.D. Mutuelle(9).......................    86,667      5.5%
 370, rue Saint Honore
 75001 Paris, France

Joel Sheriff(10)..........................................    76,800      5.2%
 32 Hollow Wood Lane
 Greenwich, CT 06831

State of Wisconsin Investment Board(11)...................    74,850      5.1%
 P.O. Box 7842
 Madison, WI 53707

John C. Garbarino(1)(12)..................................   246,609     14.9%

Lynne M. Rosen(1)(13).....................................    64,318      4.2%

H. Nicholas Kirby(14)...........................................  46,370  3.1%

Pamela G. Fine(15)..............................................  11,250    *

Kevin J. Dougherty(16)..........................................   6,800    *

Angus M. Duthie(17).............................................   6,800    *

Edward L. Cahill(18)............................................   6,800    *

Donald W. Hughes(19)............................................   5,900    *

Frank H. Leone(20)..............................................  11,250    *

Steven W. Garfinkle(21).........................................  11,250    *

All directors and executive officers as a group
 (11 persons)(22)............................................... 417,347 23.3%

--------
 *   Less than 1%

(1) Each of the stockholders who is a party to a certain Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of its stockholders may be deemed to share voting power with respect to, and therefore may be deemed to beneficially own, all of the shares of the Preferred Stock and Common Stock subject to the Stockholders' Agreement. Such stockholders disclaim such beneficial ownership.
(2) Consists of 679,042 shares of Common Stock issuable upon conversion of shares of the Preferred Stock. Edward L. Cahill and Donald W. Hughes, directors of the Company, are General Partners of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock and George Stelljes, III are also General Partners of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.
(3) Angus M. Duthie, a director of the Company, is a General Partner of Prince Ventures, L.P., the General Partner of Prince Venture Partners III, L.P. James W. Fordyce, Mark J. Gabrielson and Gregory F. Zaic are also General Partners of Prince Ventures, L.P. The General Partners of Prince Ventures, L.P. share voting and investment power with respect to the shares held by Prince Venture Partners III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Prince Ventures, L.P. disclaims beneficial ownership of the shares held by Prince Venture Partners III, L.P.
(4) Consists of 55,316 shares of Common Stock and 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates and 24,801 shares of Common Stock and 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Venrock Associates II, L.P. Patrick F. Latterell, Ted H. McCourtney, Anthony B. Evnin, David R. Hathaway, Anthony Sun, Kimberley A. Rummelsberg and Ray A. Rothrock are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.
 (5) Consists of 115,636 shares of Common Stock reported as beneficially owned in Schedule 13G dated February 14, 2001 as filed with the SEC by FleetBoston Financial Corporation as a holding company on behalf of its subsidiary, BancBoston Ventures Inc., and 100,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock held in the name of BancBoston Ventures Inc.
 (6) Includes 66,667 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of

   FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.
 (7) Includes 83,333 shares of Common Stock issuable upon conversion of shares of Preferred Stock. Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share voting and investment power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.
 (8) Shares reported as beneficially owned in Schedule 13G dated July 10, 2000 as filed with the SEC to report shares held by Pantheon Global PCC Limited for its own account for the benefit of its shareholders, Pantheon Global Secondary Fund, L.P., Pantheon Global Secondary Fund, Ltd. and Pantheon International Participations, PLC. Consists of shares of Common Stock issuable upon conversion of shares of Preferred Stock.
 (9) Shares reported as beneficially owned in Schedule 13G dated February 12, 2001 as filed with the SEC by AXA Assurances I.A.R.D. Mutuelle as a member of a group that includes AXA Assurances Vie Mutuelle and AXA Conseil Vie Assurance Mutuelle, each of the above address; AXA Courtage Assurance Mutuelle, 26, rue Louis le Grand, 75002 Paris, France; and AXA, 25, avenue Matignon, 75008 Paris, France. Consists of shares of Common Stock issuable upon conversion of Preferred Stock.
(10) Shares reported as beneficially owned in Schedule 13D dated July 12, 2000 as filed with the SEC.
(11) Shares reported as beneficially owned in Schedule 13G dated February 14, 2001 as filed with the SEC.
(12) Includes 174,540 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001.
(13) Includes 41,537 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001.
(14) Includes 39,370 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001.
(15) Consists entirely of 11,250 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001.
(16) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 6.
(17) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable upon the exercise of options that are exercisable within 60 days of March 14, 2001. Mr. Duthie disclaims any beneficial ownership in the shares held by Prince Venture Partners III, L.P. See Note 3.
(18) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Cahill is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(19) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Hughes is a General Partner of Cahill Warnock Strategic Partners, L.P.,
   the General Partner of Strategic Associates, L.P. Mr. Hughes disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(20) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001.
(21) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001.
(22) Includes an aggregate of 315,497 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 14, 2001. Does not include an aggregate of 516,041 shares of Common Stock and an aggregate of 783,334 shares of Common Stock issuable upon conversion of shares of Preferred Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 3, 6, 16, 17, 18 and 19.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) and (2) Financial Statements and Schedules

   The report of independent accountants, consolidated financial statements and financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

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

       (b) Certificate of Designations (Filed as Exhibit 4.1 to Form 8-K dated
           November 6, 1996, File No. 0-21428, and incorporated by reference herein).

  3.02     Restated Bylaws, as amended.*

  4.01 Form of Common Stock Certificate (Filed as Exhibit 4.01 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

  4.02     Form of Series A Convertible Preferred Stock Certificate (Filed as
           Exhibit 4.2 to Form 8-K dated November 6, 1996, File No. 0-21428, and incorporated by reference herein).

  4.03 (a) Loan and Security Agreement dated and effective as of December 15,
           2000 by and between the Company and DVI Business Credit Corporation
           ("DVI").++

       (b) Secured Promissory Note dated December 15, 2000 payable to DVI.++

 10.01 Termination Agreement among the Company and certain security holders dated as of June 1, 1996.*

 10.02     Employment Agreement by and between the Company and John C.
           Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form
           10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

 10.03 (a) Registration Rights Agreement among the Company and certain security holders dated as of June 6, 1996 (Filed as Exhibit 10.01 to Form 10-
           Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

       (b) Amendment No. 1 to Registration Rights Agreement among the Company and certain security holders dated as of November 6, 1996.*

 10.04     Registration Rights Agreement between the Company and New England
           Occupational Health Services, P.C. dated as of August 1, 1997 (Filed as Exhibit 10.01 to Form 10-Q for the quarterly period ended
           September 30, 1997, File No. 0-21428, and incorporated by reference herein).

 10.05 (a) Series A Convertible Preferred Stock Purchase Agreement among the
           Company and certain security holders dated as of November 6, 1996.*

       (b) Stockholders' Agreement among the Company and security holders of Series A Convertible Preferred Stock dated as of November 6, 1996.*

       (c) Registration Rights Agreement between the Company and security holders of Series A Convertible Preferred Stock dated as of November
           6, 1996.*

 10.06      Registration Rights Agreement between the Company and Business
            Health Management, P.C. dated as of March 4, 1997 (Filed as Exhibit
            10.01 to Form 10-Q for the quarterly period ended March 31, 1997, File No.0-21428, and incorporated by reference herein).

 21.01      Subsidiaries of the Company.++

 23.01      Consent of Ernst & Young LLP.++

 23.02      Consent of PricewaterhouseCoopers LLP.++

--------
* Previously filed as an exhibit to the Form 10-K for the fiscal year-ended December 31, 1996, File No. 0-21428, and incorporated by reference herein.
++ Filed herewith.

   The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed for events occurring during the last quarter of the fiscal year ended December 31, 2000.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                       CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2000 and 1999

                                    CONTENTS

Reports of Independent Accountants...................................... F-2/3
Consolidated Financial Statements
  Consolidated Balance Sheets...........................................   F-4
  Consolidated Statements of Operations.................................   F-5
  Consolidated Statements of Stockholders' Equity (Deficit) and
 Redeemable Stock.......................................................   F-6
  Consolidated Statements of Cash Flows.................................   F-7
  Notes to Consolidated Financial Statements............................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Occupational Health + Rehabilitation Inc:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 38 present fairly, in all material respects, the financial position of Occupational Health + Rehabilitation Inc at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Occupational Health + Rehabilitation Inc

We have audited the accompanying consolidated balance sheet of Occupational Health + Rehabilitation Inc and subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Occupational Health + Rehabilitation Inc and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a while, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 27, 2000

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                      (in thousands, except share amounts)

                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  1,443  $  1,512
  Accounts receivable, less allowance for doubtful accounts
   of $1,255 and $744 in 2000 and 1999, respectively.......   11,015     7,105
  Prepaid expenses and other assets........................    1,357       638
                                                            --------  --------
    Total current assets...................................   13,815     9,255
Property and equipment, net................................    2,470     2,383
Goodwill and other intangible assets, less accumulated
 amortization of $1,069 and $1,418 in 2000 and 1999,
 respectively..............................................    5,776     5,425
Other assets...............................................       87        97
                                                            --------  --------
    Total assets........................................... $ 22,148  $ 17,160
                                                            ========  ========

  LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
  -------------------------------------------------------

Current liabilities:
  Accounts payable......................................... $    533  $    748
  Accrued expenses.........................................    3,753     2,755
  Accrued payroll..........................................    2,117     1,559
  Current portion of long-term debt........................    5,113       573
  Current portion of obligations under capital leases......      263       281
  Restructuring liability..................................      101       536
                                                            --------  --------
    Total current liabilities..............................   11,880     6,452
Long-term debt, less current maturities....................    1,474     2,586
Obligations under capital leases...........................      140       320
Restructuring liability....................................      116       358
                                                            --------  --------
    Total liabilities......................................   13,610     9,716
                                                            --------  --------
Commitments and contingencies (Note 5)
Minority interests.........................................    1,216     1,291
Redeemable, convertible preferred stock, Series A, $.001
 par value, 1,666,667 shares authorized, 1,416,667 shares
 issued and outstanding....................................    9,279     8,583
Stockholders' deficit:
  Preferred stock, $.001 par value, 3,333,333 shares autho-
   rized, none issued and
   outstanding ............................................
  Common stock, $.001 par value, 10,000,000 shares autho-
   rized, 1,580,012 shares issued in 2000 and 1999 and
   1,479,510 shares outstanding in 2000 and 1999...........        1         1
Additional paid-in capital.................................    9,764    10,460
Accumulated deficit........................................  (11,222)  (12,391)
Less treasury stock, at cost, 100,502 shares...............     (500)     (500)
                                                            --------  --------
    Total stockholders' deficit............................   (1,957)   (2,430)
                                                            --------  --------
    Total liabilities, redeemable stock and stockholders'
     deficit............................................... $ 22,148  $ 17,160
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998
               (in thousands, except share and per-share amounts)

                                                    2000      1999      1998
                                                   -------  --------  --------
Revenue........................................... $43,683  $ 32,148  $ 23,083
Expenses:
  Operating.......................................  36,311    26,924    19,970
  General and administrative......................   4,889     3,708     3,035
  Depreciation and amortization...................   1,134     1,062       759
  Restructuring...................................     --      2,262       --
                                                   -------  --------  --------
                                                    42,334    33,956    23,764
                                                   -------  --------  --------
                                                     1,349    (1,808)     (681)
Nonoperating gains (losses):
  Interest income.................................      36        51       171
  Interest expense................................    (535)     (244)     (179)
  Minority interest and contractual settlements,
   net............................................     105      (590)     (318)
  Recovery (write-off) of note receivable.........     248      (292)      --
                                                   -------  --------  --------
Income (loss) before income taxes and cumulative
 effect of change in accounting principle.........   1,203    (2,883)   (1,007)
Income taxes......................................      34       --        --
                                                   -------  --------  --------
Income (loss) before cumulative effect of change
 in accounting principle..........................   1,169    (2,883)   (1,007)
Cumulative effect of change in accounting
 principle........................................     --        --       (155)
                                                   -------  --------  --------
Net income (loss)................................. $ 1,169  $ (2,883) $ (1,162)
                                                   =======  ========  ========
Net income (loss) per common share before
 cumulative effect of change in accounting
 principle........................................ $  0.32  $  (2.04) $  (0.69)
Cumulative effect of change in accounting
 principle........................................     --         -      (0.11)
                                                   -------  --------  --------
Net income (loss) per common share--basic......... $  0.32  $  (2.04) $  (0.80)
                                                   =======  ========  ========
Net income (loss) per common share before
 cumulative effect of change in accounting
 principle-assuming dilution...................... $  0.17  $  (2.04) $  (0.69)
Cumulative effect of change in accounting
 principle........................................      -         -      (0.11)
                                                   -------  --------  --------
Net income (loss) per common share--assuming
 dilution......................................... $  0.17  $  (2.04) $  (0.80)
                                                   =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   OCCUPATIONAL HEALTH + REHABILITATION INC

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND REDEEMABLE STOCK
             For the Years Ended December 31, 2000, 1999 and 1998
                     (in thousands, except share amounts)

                           Redeemable                                                                Total
                           convertible     Common Stock   Additional             Treasury Stock  stockholders'
                         preferred stock ----------------  paid-in   Accumulated --------------     equity
                            Series A      Shares   Amount  capital     deficit   Shares  Amount    (deficit)
                         --------------- --------- ------ ---------- ----------- ------- ------  -------------
Balance at December 31,
 1997...................     $8,440      1,478,977  $ 1    $10,602    $ (8,346)  100,502 $(500)     $ 1,757
Accretion of preferred
 stock issuance costs...         15                            (15)                                     (15)
Exercise of stock
 options................                       467               1                                        1
Net loss................                                                (1,162)                      (1,162)
                             ------      ---------  ---    -------    --------   ------- -----      -------
Balance at December 31,
 1998...................      8,455      1,479,444    1     10,588      (9,508)  100,502  (500)         581
Accretion of preferred
 stock issuance costs...         15                            (15)                                     (15)
Exercise of stock
 options................                        66                                                      --
Accrual of preferred
 stock dividends........        113                           (113)                                    (113)
Net loss................                                                (2,883)                      (2,883)
                             ------      ---------  ---    -------    --------   ------- -----      -------
Balance at December 31,
 1999...................      8,583      1,479,510    1     10,460     (12,391)  100,502  (500)      (2,430)
Accretion of preferred
 stock issuance costs...         16                            (16)                                     (16)
Accrual of preferred
 stock dividends........        680                           (680)                                    (680)
Net income..............                                                 1,169                        1,169
                             ------      ---------  ---    -------    --------   ------- -----      -------
Balance at December 31,
 2000...................     $9,279      1,479,510  $ 1    $ 9,764    $(11,222)  100,502 $(500)     $(1,957)
                             ======      =========  ===    =======    ========   ======= =====      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                      2000    1999     1998
                                                     ------  -------  -------
Operating activities:
Net income (loss)................................... $1,169  $(2,883) $(1,162)
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
  Depreciation......................................    782      715      474
  Amortization......................................    352      347      285
  Cumulative effect of change in accounting
   principle........................................    --       --       155
  Minority interest.................................    510      590      308
  Restructuring charges and write-off of note
   receivable.......................................    --     1,660      --
Changes in operating assets and liabilities:
  Accounts receivable............................... (3,910)  (2,517)  (1,294)
  Prepaid expenses and other current assets.........   (719)    (326)      76
  Deposits and other noncurrent assets..............     10       (6)     --
  Restructuring liability...........................   (677)     894      --
  Accounts payable and accrued expenses.............  1,341    2,469      513
                                                     ------  -------  -------
    Net cash provided (used) by operating
     activities..................................... (1,142)     943     (645)
Investing activities:
  Property and equipment additions..................   (687)    (480)    (608)
  Distributions to joint venture partnerships.......   (610)    (587)     --
  Cash paid for acquisitions and other intangibles,
   net of cash acquired.............................  1,005   (1,234)    (953)
  Cash received on notes receivable.................    --       175      450
                                                     ------  -------  -------
    Net cash (used) in investing activities.........   (292)  (2,126)  (1,111)
Financing activities:
  Proceeds from sale of common stock................    --       --         1
  Proceeds from lines of credit and loans payable...  2,245    1,706      --
  Proceeds from sale-leaseback transaction..........    --       204      --
  Payments of long-term debt and capital lease
   obligations......................................   (766)    (819)    (917)
  Payments made for debt issuance costs.............   (139)     --       --
  Cash received from joint ventures and
   partnerships.....................................     25       42       54
                                                     ------  -------  -------
    Net cash provided (used) by financing
     activities.....................................  1,365    1,133     (862)
                                                     ------  -------  -------
Net decrease in cash and cash equivalents...........    (69)     (50)  (2,618)
Cash and cash equivalents at beginning of year......  1,512    1,562    4,180
                                                     ------  -------  -------
Cash and cash equivalents at end of year............ $1,443  $ 1,512  $ 1,562
                                                     ======  =======  =======
Noncash items:
  Accrual of dividends payable...................... $  680  $   113  $   --
  Notes payable issued as partial consideration for
   acquisitions.....................................  1,569      108      700
  Forgiveness of note payable.......................    --       --       536

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollar amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

   Occupational Health + Rehabilitation Inc (the Company), a leading national provider of occupational healthcare services to employers and their employees, specializes in the prevention, treatment and management of work related injuries and illnesses. The Company develops and operates multidisciplinary, outpatient health and urgent care centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations (Physician Practices) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its joint ventures and partnerships. All of the outstanding voting equity instruments of the Physician Practices are owned by a shareholder nominated by the Company. Through options or employee agreements, the Company restricts transfer of Physician Practice ownership without its consent and can, at any time, require the nominated shareholder to transfer ownership to a Company designee. It is through this structure and through long-term management agreements entered into with the Physician Practices that the Company has an other than temporary controlling financial interest in the Physician Practices.

   Most states in which the Company operates have laws and regulations that are often vague limiting the corporate practice of medicine and the sharing of fees between physicians and non-physicians. The Company believes it has structured all of its operations so that they comply with such laws and regulations; however, there can be no assurance that an enforcement agency could not find to the contrary or that future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business.

   All significant intercompany accounts and transactions have been eliminated.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Cash and cash equivalents include cash balances of majority-owned joint ventures of $889 and $1,079 at December 31, 2000 and 1999, respectively. These funds are utilized only for joint venture purposes unless paid as dividends to the joint venture participants.

 Property and Equipment

   Property and equipment is stated at cost. Depreciation is computed by straight-line and declining-balance methods over the useful lives of the respective assets. Medical equipment is depreciated over ten years and furniture and office equipment is depreciated over five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation of assets under capital leases is included with depreciation.

 Goodwill and Other Intangible Assets

   Goodwill is amortized using the straight-line method over periods of 20 to 40 years.The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)

goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2000 or 1999 for existing centers. Refer to Note 9 for goodwill impairment associated with centers considered in the 1999 restructuring plan. Other intangible assets include noncompete agreements and deferred financing costs which are being amortized using the straight-line method over periods of 3 to 5 years.

 Joint Ventures

   The Company has entered into joint ventures with health systems for which the Company owns varying percentages but at least a majority. Accordingly, these joint ventures are consolidated for financial reporting purposes. The minority shareholders' portion of the equity in the joint ventures is disclosed as an obligation on the balance sheets. The minority shareholders' portions of the operating results are disclosed in the statements of operations as a nonoperating gain or loss. In connection with certain joint venture agreements, the minority partner has agreed to the funding of defined initial operating losses. These amounts are recorded as nonoperating gains in the period losses are incurred.

 Contractual Settlements

   The Company also enters into management contracts to manage the day to day operations of certain clinics. Generally, these contracts require payments by the Company at the inception of the agreement, which is recorded as an intangible asset and amortized over the initial term of the contract. The contracts generally require the sharing of profits and losses at varying percentages throughout the contract term. The funding/payment of these contractual settlement amounts are recorded as nonoperating gains or losses.

   The Company recorded $615 of funded operating losses and contractual settlements for the year ended December 31, 2000 as nonoperating gains.

 Revenue Recognition

   Revenue is recorded at estimated net amounts to be received from employers, third-party payers and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

 Professional Liability Coverage

   The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has centers operating. The Company also maintains professional liability insurance coverage in the name of its employed physicians on a claims-made basis in all states except Massachusetts, which is on an occurrence basis. Management is not aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

 Stock Compensation Arrangements

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the issue thereof.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation and will continue to account for its stock option plans in accordance with the provisions of APB Opinion No. 25.

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)


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

 Segment Reporting

   The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which also establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company's efforts are devoted to occupational healthcare and related services that are managed and reported in one segment. The Company derives all of its revenues from services provided in the United States.

 Impact of Accounting Pronouncement

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its preopening costs in connection with new centers and its costs associated with new service lines. The Company adopted the provisions of the SOP in its financial statements on December 31, 1998, retroactively to January 1, 1998. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $155 ($0.11 per share) to expense costs that had been capitalized prior to January 1, 1998.

 Recent Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires balance sheet recognition of derivatives at fair value. Derivatives that do not meet the definition of hedges within the statement must be adjusted to fair value through income. If the derivative's a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first quarter of Fiscal 2001. At December 31, 2000, the Company did not have any derivative financial instruments or embedded derivatives and as such the adoption of SFAS 133 will have no impact on the Company's financial statements.

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)


2. Joint Ventures, Acquisitions and Contractual Settlements

   During 2000, the Company entered into a joint venture with a hospital system with an initial contribution of $100 payable in three equal annual installments. The Company also entered into a management agreement with the joint venture for an initial term of twenty years with automatic renewals for successive five-year terms. The Company recognized goodwill of $132 as result of this joint venture.

   In 2000, the Company also entered into a long-term contract with a hospital system to manage its ambulatory care centers. The initial contract term is twenty years with automatic renewals for successive five-year terms. In connection with the execution of the contract, the hospital system agreed to provide the working capital necessary to fund any deficit during the first twelve months of operations and the Company committed to pay the hospital system $2,000 payable in equal annual installments over a five-year period. The note payable is noninterest-bearing and has been recorded net of a discount of $531. The Company recognized intangible assets of $244, representing the net difference at December 31, 2000 of payments made, or committed to, by each party to induce the other to enter into the management contract.

   During 1999, the Company entered into a joint venture with a hospital system, with an aggregate initial contribution of $203. The Company holds a 60% interest in the joint venture. The Company also has a management contract with the joint venture for an initial term of twenty years with automatic renewals for successive five-year terms. In addition, the Company purchased three occupational medicine centers, a physical therapy practice, and certain assets of an entity which provides administrative support for a state self-insured workers' compensation program. The combined purchase price of these entities was $735 which was paid in cash at the time of closing. Goodwill recognized on all transactions during 1999 was $746.

   During 1998, the Company entered into a joint venture with a hospital system, with an aggregate initial contribution of $250 in cash and notes payable. The Company holds a 51% interest in the joint venture. The Company also has a management contract with the joint venture for an initial term of ten years with automatic renewals for successive five-year terms. In addition, the Company purchased four freestanding occupational medicine centers and a physician and physical therapy practice at a combined purchase price of $919, of which $379 was in cash and the balance in the form of notes payable in varying installments through 2001. Goodwill recognized on all transactions in 1998 was $344.

   All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

   In connection with certain acquisitions, the Company has entered into contractual arrangements whereby the selling parties are entitled to receive contingent cash consideration based upon the achievement of certain minimum operating results. Obligations related to these contingencies are reflected as additional goodwill in the period they become known and are amortized over the remaining useful life of the original goodwill.

   The pro forma results of operations as if the 2000 and 1999 acquisitions and joint ventures had occurred at the beginning of the preceding fiscal year are as follows (unaudited):

                                                                 2000    1999
                                                                ------- -------
   Total revenue............................................... $44,812 $36,666
   Net income (loss)...........................................   1,035  (3,179)
   Net income (loss) per common share -- basic.................    0.70   (2.15)

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)

   The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on the assumed dates or of the future results of operations of the combined entities. These results highlight the financial condition of the operations prior to the Company's influence on the acquired businesses.

3. Property and Equipment

   Property and equipment consist of the following at December 31, 2000 and 1999:

                                                                   2000   1999
                                                                  ------ ------
   Medical equipment............................................. $1,515 $1,347
   Furniture and office equipment................................  2,598  2,123
   Leasehold improvements........................................    563    580
   Vehicles......................................................     13     13
                                                                  ------ ------
                                                                   4,689  4,063
   Less: accumulated depreciation................................  2,219  1,680
                                                                  ------ ------
                                                                  $2,470 $2,383
                                                                  ====== ======

   The Company entered into capital lease obligations of $94, $595 and $85 in 2000, 1999 and 1998, respectively. The cost of equipment leased under capital lease agreements was $1,293 and $1,215 at December 31, 2000 and 1999, respectively. Accumulated depreciation on these capitalized lease assets was $647 and $422 at December 31, 2000 and 1999, respectively.

   Depreciation expense was $782, $715 and $474 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. Long-Term Debt

   Long-term debt consists of the following at December 31, 2000 and 1999:

                                                                    2000   1999
                                                                   ------ ------
   Promissory notes, bearing interest at rates ranging from 0% to
    8.75%, due in annual installments through September 2005; net of unamortized discount of $531..............................  $2,340 $1,166
   Credit line collateralized by certain accounts receivable.....   4,247    --
   Line of credit with bank collateralized by certain accounts
    receivable...................................................     --   1,993
                                                                   ------ ------
                                                                    6,587  3,159
   Less: current portion.........................................   5,113    573
                                                                   ------ ------
                                                                   $1,474 $2,586
                                                                   ====== ======

   A $250 promissory note included above contains provisions whereby it may convert into 25,000 shares of common stock upon the occurrence of certain specified events.

   On December 15, 2000, the Company entered into an agreement with an asset-based lender for a revolving line of credit term (the "Credit Line") of up to $7,250. The contract is non-cancelable for the first three years, except upon payment of a termination fee, and renewable annually thereafter. The Credit Line is collateralized

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

             (dollar amounts in thousands, except per share data)

by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the Credit Line, the Company pays a commitment fee of 0.5% of the unused portion of the Credit Line and certain additional fees. The interest rate under the Credit Line is prime rate plus 1% (10.5% as of December 31, 2000).

   The Credit Line contains a quarterly net worth requirement, a leverage coverage ratio not greater than 5.0 to 1.0 and a fixed charge ratio covenant as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. At December 31, 2000, the maximum amount available under the lender's borrowing base formula was $5,413 of which $4,247 was outstanding.

   The Company's bank line of credit was extended, with modifications beyond the original expiration date of December 31, 1999, to facilitate the Company's effort to seek alternative financing. During 2000, the combined availability under the lines was reduced from $7,000 to $5,000, usage was restricted to the funding of eligible accounts receivable, and the interest rate increased to 11.25%. The amount due under these credit lines was paid in full upon funding of the Credit Line.

   Aggregate maturities of obligations under long-term debt agreements are as follows:

        2001................................................ $ 5,113
        2002................................................     663
        2003................................................     304
        2004................................................     276
        2005................................................     231
                                                             -------
                                                             $ 6,587
                                                             =======

   Interest paid in 2000, 1999 and 1998 was $509, $196 and $168, respectively.

5. Leases

   The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $2,702, $2,168 and $1,625 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company acquired certain assets in 1998 that were subsequently refinanced into capital leases in 1999. No gain or loss was recorded in any such transactions due to the short holding period from the time the assets were purchased until the time of the sale-leaseback.

   Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   2001.......................................................  $292    $2,227
   2002.......................................................   127     1,758
   2003.......................................................    22     1,518
   2004.......................................................   --        812
   2005.......................................................   --        367
   Thereafter.................................................   --        221
                                                                ----    ------
   Total minimum lease payments...............................   441    $6,903
                                                                        ======
   Less: amounts representing interest........................    38
                                                                ----
   Present value of net minimum lease payments................  $403
                                                                ====

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)


   In connection with the 1999 restructuring plan (Note 9), minimum operating lease payments of $101, $63 and $53 payable in 2001, 2002 and 2003, respectively, have been recorded as liabilities on the Company's balance sheet at December 31, 2000. Accordingly, they are not included above.

6. Income Taxes

   There is no provision for federal income taxes at December 31, 2000 as the Company has utilized net operating losses against its current taxable income and recorded a change in its valuation allowance that offset its deferred provision. There is no provision for income taxes at December 31, 1999 as the Company recorded a change in its valuation allowance that offset its deferred provision.

   Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

   The significant components of the Company's deferred tax liabilities and assets are as follows at December 31, 2000 and 1999:


                                                                  2000    1999
                                                                 ------  ------
   Deferred tax assets:
     Net operating loss carryforwards........................... $3,463  $3,525
     Other......................................................  1,197   1,619
                                                                 ------  ------
   Total deferred tax assets....................................  4,660   5,144
   Less: valuation allowance....................................  4,581   5,042
                                                                 ------  ------
   Net deferred tax asset.......................................     79     102
   Deferred tax liabilities:
     Depreciation and amortization..............................    --      (53)
     Other......................................................    (79)    (49)
                                                                 ------  ------
   Net deferred tax assets...................................... $  --   $  --
                                                                 ======  ======

   A valuation allowance has been established for the tax benefits of all net operating loss carryforwards and net deductible temporary differences as the Company's operating results do not presently support an assertion that ultimate realization is more likely than not. The valuation allowance decreased by a net $461 in 2000 primarily due to the realization of income and the realizability of a deferred tax asset related to restructuring charges.

   The Company's effective tax rate differed from the federal statutory tax rate primarily as a result of maintaining a full valuation allowance against the Company's net deferred tax assets.

   As of December 31, 2000, the Company had federal loss carryforwards of $8,599 which begin to expire in 2009. The future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code.

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)

7. Stockholders' Deficit and Redeemable Preferred Stock

 Net Income (Loss) Per Common Share

   The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts. For purposes of the net income (loss) per share calculation, the income (loss) available to common shareholders has been adjusted for dividends on the preferred stock ($680 in 2000 and $113 in 1999) and for preferred stock accretion of issuance costs ($16 in 2000 and $15 in 1999). For 1999, the effect of options, convertible preferred stock and a convertible note payable is not considered since it would be anti-dilutive.

                                                       2000    1999     1998
                                                      ------  -------  -------
Basic Earnings per Share
Net income (loss) before cumulative effect of change
 in accounting principle............................  $1,169  $(2,883) $(1,007)
Accretion on preferred stock redemption value and
 dividends accrued..................................    (696)    (128)     (15)
                                                      ------  -------  -------
Net income (loss) before cumulative effect of change
 in accounting principle............................     473   (3,011)  (1,022)
Cumulative effect of change in accounting
 principle..........................................     --       --      (155)
                                                      ------  -------  -------
Net income (loss) available to common shareholders..  $  473  $(3,011) $(1,177)
                                                      ======  =======  =======
Total weighted average shares outstanding (basic)...   1,480    1,480    1,479
Net income (loss) per common share before cumulative
 effect of change in accounting principle...........  $ 0.32  $ (2.04) $ (0.69)
Cumulative effect of change in accounting
 principle..........................................     --       --     (0.11)
                                                      ------  -------  -------
Net income (loss) per common share--basic...........  $ 0.32  $ (2.04) $ (0.80)
                                                      ======  =======  =======

                                                        2000    1999     1998
                                                       ------  -------  -------
Diluted Earnings per Share
Net income (loss) before cumulative effect of change
 in accounting principle.............................  $1,169  $(2,883) $(1,007)
Accretion on preferred stock redemption and dividends
 accrued.............................................    (696)    (128)     (15)
Interest expense on convertible subordinated debt....      12      --       --
                                                       ------  -------  -------
Net income (loss) before cumulative effect of change
 in accounting principle.............................     485   (3,011)  (1,022)
Cumulative effect of change in accounting principle..     --       --      (155)
                                                       ------  -------  -------
Net income (loss) available to common shareholders...  $  485  $(3,011) $(1,177)
                                                       ======  =======  =======
  Total weighted average shares outstanding..........   1,480    1,480    1,479
Incremental shares from assumed conversion of Series
 A preferred stock...................................   1,417      --       --
Options..............................................      15      --       --
Convertible subordinated debt........................      25      --       --
                                                       ------  -------  -------
  Total weighted average shares outstanding--assuming
   dilution..........................................   2,937    1,480    1,479
                                                       ======  =======  =======
Net income (loss) per common share before cumulative
 effect of change in accounting principle--assuming
 dilution............................................  $ 0.17  $ (2.04) $ (0.69)
Cumulative effect of change in accounting principle..     --       --     (0.11)
                                                       ------  -------  -------
Net income (loss) per common share--assuming
 dilution............................................  $ 0.17  $ (2.04) $ (0.80)
                                                       ======  =======  =======

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)

 Preferred Stock

   At December 31, 2000, 5,000,000 shares of preferred stock, $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock.

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

   Holders of Series A are entitled to certain registration rights with respect to the Common Stock into which the Series A is convertible. Commencing three years from the date of issuance, dividends will be payable on the shares of Series A when and if declared by the Company's board of directors and will thereafter accrue at an annual cumulative rate of $.48 per share, subject to certain adjustments. At December 31, 2000 and 1999, $793 and $113, respectively, of dividends have been accrued and included in the carrying value of the preferred stock.

   Holders of Series A constituting a majority of the then outstanding shares of Series A may, by giving notice to the Company at any time after November 5, 2001, require the Company to redeem all of the outstanding shares of Series A at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments.

   In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of shares of Series A shall be paid an amount equal to the greater of (i) $6.00 per share plus all accrued but unpaid dividends or (ii) the amount per share had each such share been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

 Shares Reserved for Future Issuance

   At December 31, 2000, the Company has reserved shares of common stock for future issuance for the following purposes:

        Series A Preferred Stock.......................... 1,416,667
        Stock plans.......................................   814,000
                                                           ---------
                                                           2,230,667
                                                           =========

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)


8. Benefit Plans

 Stock Plans

   1998 Stock Plan: In January 1998, the Company's board of directors adopted the 1998 Stock Plan, which provided for the granting of up to 150,000 non-qualified stock options, "incentive stock options" (ISOs) and stock appreciation rights to employees, directors and consultants of the Company. During 2000, the Company's board of directors increased the number of shares of common stock issuable under the plan to 529,000.

   1996 Stock Plan: In October 1996, the Company's board of directors adopted the 1996 Stock Plan, which provides for the granting of up to 265,000 nonqualified stock options and stock appreciation rights to employees, directors and consultants of the Company.

   Nonqualified options granted may not be at a price less than 50% of fair market value of the common stock, on the date of grant.

   1993 Stock Plan: The Company's 1993 Stock Plan provides for the granting of options to purchase up to 245,000 shares of the Company's Common Stock.

   1988 Stock Plan: Pursuant to the 1988 Stock Plan, the Company granted nonqualified stock options. The Company has reserved 32,354 shares of common stock for issuance under this plan.

   The options in all of the above plans generally become exercisable over a four-year period and generally expire in ten years.

   A summary of the activity under the stock plans follows:

                                   Weighted-           Weighted-          Weighted-
                                    average             average            average
                                   exercise            exercise           exercise
                           2000      price     1999      price    1998      price
                          -------  --------- --------  --------- -------  ---------
Outstanding, at
 beginning of the year..  509,370    $4.73    606,904    $4.62   389,810   $ 3.84
  Granted...............  558,150     1.92     66,000     3.63   273,976     3.78
  Exercised.............      --       --         (66)    3.00      (467)    1.77
  Canceled..............  (92,500)    4.40   (163,468)    3.89   (56,415)    3.33
                          -------    -----   --------    -----   -------   ------
Outstanding, at end of
 the year...............  975,020    $3.15    509,370    $4.73   606,904   $ 4.62
                          =======    =====   ========    =====   =======   ======

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)


   Related information for options outstanding and exercisable as of December 31, 2000, under the stock plans, is as follows:

                                                                          Weighted-
                                                                           average
                                                                          remaining
                                    Options             Options             life
   Range of exercise prices       outstanding         exercisable          (years)
   ------------------------       -----------         -----------         ---------
         $1.25-1.50                 184,000                 --              9.98
             1.77                    46,577              46,577             3.45
          2.00-2.98                 359,150                 --              9.17
          3.00-3.25                  63,139              27,820             7.16
          3.50-3.53                  56,801              53,531             5.29
             3.75                    35,000               8,750             8.08
          4.50-6.00                 230,353             197,310             6.52
                                    -------             -------
                                    975,020             333,988
                                    =======             =======

 Pro Forma Information for Stock-Based Compensation

   Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to 1996, the date of the Company's merger and the Black-Scholes option pricing model for options granted in and subsequent to 1996. The following weighted-average assumptions were used to determine the fair value for 2000, 1999 and 1998, respectively: a risk-free interest rate of 6.2% in 2000, 6.5% in 1999 and 5.3% in 1998; an expected dividend yield of 0% each year; an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 2.460 in 2000, 1.222 in 1999, and 1.02-1.042 in 1998; and a weighted-average expected life of the options of five to six years.

   For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:

                                                       2000    1999      1998
                                                       ----- --------  --------
   Pro forma net income (loss)........................ $ 933 $ (3,316) $ (1,587)
   Pro forma net income (loss) per common share.......  0.16    (2.24)    (1.07)

 Retirement Plan

   The Company has a qualified 401(k) plan for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions .Company contributions to the 401(k) plan were $228, $197 and $153 during 2000, 1999 and 1998, respectively.

9. Restructuring Charges

   During the fourth quarter of 1999, the Company began to implement a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company.

                  OCCUPATIONAL HEALTH AND REHABILITATION INC.

              (dollar amounts in thousands, except per share data)


   The total number of employees terminated in conjunction with the restructuring plan was 64, with 33 having left the Company as of December 31, 1999. The remaining employees terminated employment with the Company during the first quarter of 2000. The employees affected by the restructuring plan included medical, physical therapy and administrative staff at the closed centers.

   The restructuring charges primarily included severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments for centers that were closed, contractual expenses including lease abandonment costs, receivable write-downs related to accounts at centers that were deemed to be uncollectible and miscellaneous related charges. The lease abandonment charge included an estimate of sublet income.

   During 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2000, the Company's obligation for future lease payments relating to the closed centers was $217.

   The initial charge recognized at December 31, 1999 and the status of the related accrued liabilities at December 31, 2000 are as follows:

                                                December 31,     December 31,
                                                    1999             2000
                                      Initial ---------------- ----------------
Description                           charge  Payment Accruals Payment Accruals
-----------                           ------- ------- -------- ------- --------
Accrued liabilities:.................
  Severance costs.................... $   151   $ 8     $143    $143     $--
  Lease abandonment..................     683            683     466      217
  Miscellaneous......................      68             68      68      --
                                      -------   ---     ----    ----     ----
                                          902   $ 8     $894    $677     $217
                                                ===     ====    ====     ====
Assets impairments:
  Fixed asset writedowns and
   disposals.........................     319
  Goodwill impairment................     340
  Receivable writedown...............     690
  Miscellaneous......................      11
                                      -------
                                      $ 2,262
                                      =======

   The revenues associated with the closed centers were $3,492 and $3,867 and the net operating losses were $565 and $417, for the years ended December 31, 1999 and 1998, respectively.

10. Subsequent event

   In March 2001, the Company entered into a master loan agreement with an affiliate of the asset-based lender for an equipment acquisitions facility of up to $750, collateralized by such equipment. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note (T-Note) plus a spread and fluctuates proportionately with any change in the T-Note rate up until the time of payment commencement. The interest rate for the facility at March 12, 2001 was 10.86%.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Occupational Health + Rehabilitation
                                          Inc

March 30, 2001

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

                 Signature                           Title                 Date
                 ---------                           -----                 ----

         /s/ John C. Garbarino             President and Chief        March 30, 2001
 ________________________________________  Executive Officer
            John C. Garbarino              (principal executive
                                           officer)

           /s/ Keith G. Frey               Chief Financial Officer    March 30, 2001
 ________________________________________  and Secretary (principal
              Keith G. Frey                financial officer)

          /s/ Janice M. Goguen             Vice President, Finance    March 30, 2001
 ________________________________________  and Controller
             Janice M. Goguen              (principal accounting
                                           officer)

          /s/ Edward L. Cahill             Director                   March 30, 2001
 ________________________________________
             Edward L. Cahill

         /s/ Kevin J. Dougherty            Director                   March 30, 2001
 ________________________________________
            Kevin J. Dougherty

          /s/ Angus M. Duthie              Director                   March 30, 2001
 ________________________________________
             Angus M. Duthie

          /s/ Donald W. Hughes             Director                   March 30, 2001
 ________________________________________
             Donald W. Hughes

           /s/ Frank H. Leone              Director                   March 30, 2001
 ________________________________________
              Frank H. Leone

        /s/ Steven W. Garfinkle            Director                   March 30, 2001
 ________________________________________
           Steven W. Garfinkle

                                 EXHIBIT INDEX

 Exhibit
   No.                               Description
 ---------                           -----------

  4.03 (a) Loan and Security Agreement dated and effective as of December
           15, 2000 by and between the Company and DVI Business Credit
           Corporation ("DVI").

       (b) Secured Promissory Note dated December 15, 2000 payable to
           DVI.

 21.01     Subsidiaries of the Company.

 23.01     Consent of Ernst & Young LLP.

 23.02     Consent of PricewaterhouseCoopers LLP.