Form 10-Q
period 2001-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2001-05-11
CIK 887757

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 2001

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from             to
                                          -----------    ------------


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

                             [X] YES        [_] NO

     The number of shares outstanding of the registrant's Common Stock as of
May 8, 2001 was 1,479,510.
================================================================================

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                         Quarterly Report on Form 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS
                       PART I --- FINANCIAL INFORMATION



                                                                       PAGE NO.
                                                                       --------
Item 1.    Financial Statements

              Consolidated Balance Sheets...............................    3
              Consolidated Statements of Operations.....................    4
              Consolidated Statements of Cash Flows.....................    5
              Notes to Consolidated Financial Statements................    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...   13


                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................   13

Signatures .............................................................   14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                          Consolidated Balance Sheets
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          MARCH 31  DECEMBER 31,
ASSETS                                                      2001        2000
                                                        (Unaudited)
                                                        ----------- -----------
Current assets:

   Cash and cash equivalents...........................   $   1,633   $  1,443
   Accounts receivable, net............................      12,637     11,015
   Prepaid expenses and other assets...................       1,889      1,357
                                                        -----------  ---------
      Total current assets                                   16,159     13,815

Property and equipment, net............................       2,393      2,470
Goodwill and other intangible assets, net..............       4,628      5,776
Other assets...........................................          84         87
                                                        -----------  ---------
      Total assets.....................................   $  23,264   $ 22,148
                                                        ===========  =========


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable.....................................  $     626   $    533
   Accrued expenses.....................................      3,109      3,753
   Accrued payroll......................................      3,044      2,117
   Current portion of long-term debt....................      5,740      5,113
   Current portion of obligations under capital leases..        247        263
   Restructuring liability..............................        101        101
                                                        -----------  ---------
      Total current liabilities.........................     12,867     11,880

Long-term debt, less current maturities.................      1,196      1,474
Obligations under capital leases........................         90        140
Restructuring liability.................................         97        116
                                                        -----------  ---------
      Total liabilities.................................     14,250     13,610

Minority interest.......................................      1,286      1,216
Redeemable, convertible preferred stock, Series A,
   $.001 par value --- $8,500,002 liquidation value,
   1,666,667 shares authorized, 1,416,667 shares
   issued and outstanding...............................      9,453      9,279
Stockholders' deficit:
   Preferred stock, $.001 par value - 3,333,333 shares
    authorized; none issued and outstanding.............
   Common stock, $.001 par value -- 10,000,000 shares
    authorized; 1,580,012 shares issued in 2001 and
    2000; and 1,479,510 shares outstanding in 2001
    and 2000............................................          1          1
    Additional paid-in capital..........................      9,590      9,764
    Accumulated deficit.................................    (10,816)   (11,222)
    Less treasury stock, at cost, 100,502 shares........       (500)      (500)
                                                        -----------  ---------
       Total stockholders' deficit......................     (1,725)    (1,957)
                                                        -----------  ---------
       Total liabilities, redeemable stock and
        stockholders' devicit...........................  $  23,264   $ 22,148
                                                        ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         2001             2000
                                                      ----------       ---------

Revenue.............................................   $14,150           $8,983

Expenses:
  Operating.........................................    11,950            7,449
  General and administrative........................     1,226            1,153
  Depreciation and amortization.....................       306              254
                                                      ----------       ---------
                                                        13,482            8,856
                                                      ----------       ---------
                                                           668              127

Nonoperating gains (losses):
  Interest income...................................        14                6
  Interest expense..................................      (176)             (91)
  Minority interest and contractual settlements,
    net.............................................       (85)             (34)
                                                      ----------       ---------

Income before income taxes..........................       421                8
Income taxes........................................        15               --
                                                      ----------       ---------

Net income..........................................   $   406           $    8
                                                      ==========       =========

Net income (loss) available to common
    shareholders - basic............................   $   232           $ (166)
                                                      ==========       ========

Net income (loss) available to common
    shareholders - assuming dilution................   $   235           $ (166)
                                                      ==========       ========

Net income (loss) per common share - basic..........   $  0.16           $(0.11)
                                                      ==========       ========

Net income (loss) per common share -
    assuming dilution...............................   $  0.08           $(0.11)
                                                      ==========       ========
  The accompanying notes are an integral part of these consolidated financial statements.

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                          2001            2000
                                                          ----            ----

Operating activities:
Net income............................................   $   406        $    8
Adjustments to reconcile net income to net cash
   used by operating activities:......................
   Depreciation.......................................       212           177
   Amortization.......................................        94            77
   Imputed interest expense on non-interest
     bearing promissory note payable..................        28            --
   Minority interest..................................       168            92
Changes in operating assets and liabilities:
   Accounts receivable................................    (1,622)         (701)
   Prepaid expenses and other current assets..........      (532)           28
   Restructuring liability............................       (19)         (218)
   Accounts payable and accrued expenses..............       376           (37)
                                                         -------        ------
      Net cash used by operating activities...........      (889)         (574)

Investing activities:
   Distributions to joint venture partnerships........       (98)         (221)
   Property and equipment additions...................      (135)          (66)
   Cash paid for acquisitions and other
    intangibles, net of cash acquired.................     1,083           (42)
                                                         -------        ------
      Net cash provided (used) by
       investing activities...........................       850          (329)

Financing activities:
   Payments of long-term debt and capital
    lease obligations.................................      (167)         (199)
   Payments made for debt issuance costs..............       (25)           --
   Proceeds from lines of credit and loans payable....       421           800
                                                         -------        ------
      Net cash provided by financing activities.......       229           601
                                                         -------        ------

Net increase (decrease) in cash and cash equivalents..       190          (302)
Cash and cash equivalents at beginning of period......     1,443         1,512
                                                         -------        ------
Cash and cash equivalents at end of period............   $ 1,633        $1,210
                                                         =======        ======

Noncash items:
   Accrual of dividends payable.......................   $   170        $  170

  The accompanying notes are an integral part of these consolidated financial statements.

                   OCCUPATIONAL HEALTH + REHABILITATION INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of March 31, 2001 and results of operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full year or for any future period.

     Certain prior year amounts have been reclassified to conform with the current presentation.

2.   NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thou sands, except share and per share data):

                                                      Three months ended
                                                           March 31,
                                                      2001          2000
                                                    ----------------------
BASIC EARNINGS PER SHARE
Net income........................................  $      406   $       8
Accretion on preferred stock redemption and
   dividends accrued..............................        (174)       (174)
                                                    ----------------------
Net income (loss) available to common
   shareholders...................................  $      232   $    (166)
                                                    ======================

SHARES
Total weighted average shares outstanding
   - basic........................................   1,479,510   1,479,510
                                                    ======================

Net income (loss) per common share - basic........  $     0.16   $   (0.11)
                                                    ======================

                                                       Three months ended
                                                            March 31,
                                                    -----------------------
                                                       2001          2000
                                                    -----------------------
DILUTED EARNINGS PER SHARE
Net income........................................  $      406   $        8
Accretion on preferred stock redemption and
 dividends accrued................................        (174)        (174)
Interest expense on convertible subordinated
 debt.............................................           3           --
                                                    -----------------------
Net income (loss) available to common
 shareholders.....................................  $      235   $     (166)
                                                    =======================

SHARES
Total weighted average shares outstanding.........   1,479,510    1,479,510
Incremental shares from assumed conversion
 of Series A preferred stock......................   1,416,667           --
Options...........................................      64,642           --
Convertible subordinated debt.....................      25,000           --
                                                    -----------------------
Total weighted average shares outstanding -
  assuming dilution ..............................   2,985,819    1,479,510
                                                    =======================

Net income (loss) per common share -
  assuming dilution...............................  $     0.08   $    (0.11)
                                                    =======================

Note: The effect of convertible preferred stock, options and a convertible note payable is not considered for the three months ended March 31, 2000 since it would be antidilutive.

4.   INTANGIBLE ASSETS RELATED TO MAJOR CONTRACTUAL ARRANGEMENT

     In October 2000, the Company entered into a long-term contract with a hospital system to manage its ambulatory care centers. The initial contract term is twenty years with automatic renewals for successive five-year terms. In connection with the contract, the hospital system agreed to provide the working capital necessary to fund any deficit during the first twelve months of operations and the Company committed to pay the hospital system $2,000 in equal annual installments over a five-year period. The note payable is noninterest-bearing and was initially recorded net of a discount of $558. As of March 31, 2001, the Company has recognized negative intangible assets of $842, representing the net difference at March 31, 2001 of payments made, or committed to, by each party to induce the other to enter into the management contract. During the three months ended March 31, 2001, the Company recognized a negative intangible asset of $1,085, primarily comprised of $1,010 in net cash received from its partner to fund working capital requirements.

     The Company is amortizing over twenty years both the intangible asset of $1,442 representing the discounted note payable, and the negative intangible asset of $2,284 at March 31, 2001, representing the net amount paid by its partner to fund the working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading national provider of occupational healthcare services to employers and their employees and specializes in the prevention, treatment and management of work-related injuries and illnesses. The Company develops and operates multidisciplinary, outpatient health and urgent care centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

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

                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------

Revenue...............................................    100%          100%
Expenses:
   Operating..........................................    (84)          (83)
   General and administrative.........................     (9)          (12)
   Depreciation and amortization......................     (2)           (3)
Interest expense......................................     (1)           (1)
Minority interest and contractual settlements, net....     (1)           (1)
                                                        --------      --------
Net income............................................      3%           0%
                                                        ========      ========

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED MARCH 31, 2001 AND 2000
------------------------------------------

Revenue

     Revenue increased 58% to $14,150 in the three months ended March 31, 2001 from $8,983 in the three months ended March 31, 2000. Of the total increase in revenue, $4,261 was attributable to centers brought on line during 2000. Revenue at centers owned at March 31, 2000 increased $966, or 11%, principally due to volume growth and improved reimbursement rates in Massachusetts. These increases were partially offset by the elimination of $60 of revenue generated in the prior year by a center closed during the first quarter of 2000.

---------------------

Operating Expenses and General and Administrative Expenses

     Operating expenses increased 60% to $11,950 in the three months ended March 31, 2001 from $7,449 in the three months ended March 31, 2000. This increase was principally due to the acquisition and management of additional centers. As a percentage of revenue, operating expenses increased to 84.4% in the three months ended March 31, 2001 from 82.9% in the three months ended March 31, 2000. In certain centers that are operated under joint venture or management agreements, the Company's contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a nonoperating gain. Excluding both the revenue and operating expenses for those operations for which the Company is being reimbursed for all operating losses, operating expenses declined to 81.7% of revenue.

     General and administrative expenses increased 6% to $1,226 in the three months ended March 31, 2001 from $1,153 in the three months ended March 31, 2000. The increase was primarily due to transaction costs related to the Company's revolving line of credit entered into in December 2000 and the addition of resources in information services. As a percentage of revenue, general and administrative expenses fell to 8.7% in the three months ended March 31, 2001 from 12.8% in the three months ended March 31, 2000 reflecting the leverage effect as a result of the significant growth in the Company's revenue.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased 20% to $306 in the three months ended March 31, 2001 from $254 in the three months ended March 31, 2000. The increase was principally due to the addition of new centers and information services-related capital expenditures. As a percentage of revenue, depreciation and amortization expense was 2.2% in the three months ended March 31, 2001 compared to 2.8% in the three months ended March 31, 2000.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the three months ended March 31, 2001, the minority interest in net profits of the joint ventures was $168 compared to $92 in the three months ended March 31, 2000. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the three months ended March 31, 2001, the Company recorded $83 of funded operating losses and contractual settlements compared to $58 in the three months ended March 31, 2000.

Restructuring Charge

     During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company. During 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At March 31, 2001, the Company's obligation for future lease payments relating to the closed centers was $198. Details of the restructuring and other charges are as follows:

---------------------

Restructuring Charge (continued)

                                                              DECEMBER 31, 2000                  MARCH 31, 2001
                                                              -----------------                  --------------
                                                                                                             ENDING
                                                         INITIAL                                             ACCRUAL
DESCRIPTION                                              CHARGE      PAYMENT       ACCRUALS      PAYMENT     BALANCE
-----------                                              -------     -------       --------      -------     ------
ACCRUED LIABILITIES
 Severance Costs                                         $  151        $143         $  --         $  --       $  --
 Lease Abandonment Costs                                    683         466           217            19         198
 Miscellaneous                                               68          68            --            --          --
                                                         -------     -------       --------      -------     ------
                                                         $  902        $677         $ 217         $  19       $ 198
                                                                     -------       --------      -------     ------

ASSET IMPAIRMENTS
 Fixed Asset Write-downs and Disposals                      319
 Goodwill Impairment                                        340
 Receivable Write-down                                      690
 Miscellaneous                                               11
                                                         ------
                                                         $2,262
                                                         ======

Seasonality

     The Company is subject to the seasonal fluctuations that impact the various employers and employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hiring and the impact of severe weather conditions. These activities also cause a decrease in drug and alcohol testing, medical monitoring services and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations principally through adjusting staff levels.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had $3,292 in working capital, an increase of $1,357 from December 31, 2000. The Company's principal sources of liquidity as of March 31, 2001 consisted of (i) cash and cash equivalents aggregating $1,633, (ii) accounts receivable of $12,637, and (iii) availability under its credit facilities of $2,044.

     Net cash used by operating activities of the Company during the three months ended March 31, 2001 was $889 compared to $574 for the three months ended March 31, 2000. During these periods, the primary use of cash was to fund an increase in accounts receivable. In the three months ended March 31, 2001 and 2000, accounts receivable grew by $1,622 and $701, respectively, principally at centers which were either recently acquired or in the early stages of development.

     Net cash provided by/(used) in investing activities for the three months ended March 31, 2001 and 2000 was $850 and $(329), respectively. The Company's investing activities included fixed asset additions of $135 LIQUIDITY AND CAPITAL RESOURCES (continued) and $66 for the three months ended March 31, 2001 and 2000, respectively. Fixed asset additions were primarily information services-related.

     During the three months ended March 31, 2001 and 2000, the Company paid cash of $98 and $221, respectively, relating to distributions to its joint venture partners. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allow the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions depending upon the cash balances in the joint venture cash accounts.

     In the three months ended March 31, 2001, investing activities included net receipts by the Company of $1,085 under an agreement whereby a hospital system provides working capital necessary to fund any deficit related to the management agreement during the first twelve months of operations.

     Net cash provided by financing activities was $229 and $601 for the three months ended March 31, 2001 and 2000, respectively. The Company used funds of $167 and $199 in 2001 and 2000, respectively, for the payment of long-term debt and capital lease obligations. In the three months ended March 31, 2001, the Company incurred costs of $25 relating to the establishment of a new credit line in December 2000. For the three months ended March 31, 2001 and 2000, the Company received net advances of $421 and $800, respectively, under its lines of credit. The funds drawn down from the credit lines were utilized primarily to fund working capital needs and equipment purchases.

     The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments and purchases of property and equipment and, possibly, the payment of accrued dividends on the Company's Series A Convertible Preferred Stock, if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At March 31, 2001, $963 of dividends have been accrued and included in the carrying value of the preferred stock.

     In December 2000, the Company entered into an agreement with DVI Business Credit Corporation for a three-year revolving credit line of up to $7,250 (the "Credit Line"). The facility is collateralized by present and future assets of certain operations of the Company and is subject to loan covenants. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. At March 31, 2001, the maximum amount available under the lender's borrowing base formula was $6,711 and the interest rate was 9.0%. The amount outstanding on the Credit Line at March 31, 2001 was $4,667.

     In March 2001, the Company entered into an agreement for an Equipment Acquisition Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31 month Treasury Note ("T-Note") plus a spread and fluctuates proportionately with any change in the T-Note rate up until the commencement of payment. The interest rate for the Lease Line at March 31, 2001 was 10.93%. At March 31, 2001, there was no amount outstanding under the Lease Line.

     The Company expects that the cash available to it under the Credit Line and Lease Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, and to pay the above referenced dividends, if any, for the foreseeable future. However, the Company believes that the level of financial resources available to it is an important competitive factor and will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund expansion efforts by the Company.

Inflation

     The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.


IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, "contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a national network of regional occupational healthcare centers providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company's actual results are locating and identifying suitable partnership candidates, the ability to consummate management agreements on favorable terms, the success of such ventures, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes not only in workers' compensation laws and regulations but in the healthcare environment generally, and other risks described in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2001. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest rates

     The Company's balance sheet includes a revolving credit facility that is subject to interest rate risk. The loan is priced at a floating rate of interest. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company's interest expense. The Company performed sensitivity analysis as of March 31, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.



                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             None.

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



OCCUPATIONAL HEALTH + REHABILITATION INC



By: /s/ John C. Garbarino
    -------------------------------------
    John C. Garbarino
    President and Chief Executive Officer


By: /s/ Keith G. Frey
    -------------------------------------
    Keith G. Frey
    Chief Financial Officer


By: /s/ Janice M. Goguen
    -------------------------------------
    Janice M. Goguen
    Vice-President, Finance and Controller




Date: May 11, 2001