Form 10-Q
period 2001-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2001-08-14
CIK 887757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

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

                          [X] YES            [ ]  NO

     The number of shares outstanding of the registrant's Common Stock as of August 3, 2001 was 1,479,510.

--------------------------------------------------------------------------------
                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          Quarterly Report on Form 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item 1.    Financial Statements
              Consolidated Balance Sheets..............................    3
              Consolidated Statements of Operations....................    4
              Consolidated Statements of Cash Flows....................    6
              Notes to Consolidated Financial Statements...............    7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    9
Item 3     Quantitative and Qualitative Disclosures about Market Risk..   15

                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................   15
Signatures.............................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           Consolidated Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,          DECEMBER 31,
ASSETS                                                                2001               2000
                                                                   (Unaudited)
                                                                   -----------       -----------
Current assets:
    Cash and cash equivalents ...............................      $     1,030       $     1,443
    Accounts receivable, net ................................           11,825            11,015
    Prepaid expenses and other assets .......................            1,719             1,357
                                                                   -----------       -----------
    Total current assets ....................................           14,574            13,815

Property and equipment, net .................................            2,323             2,470
Goodwill, net ...............................................            4,759             5,776
Other assets ................................................               91                87
                                                                   -----------       -----------
    Total assets ............................................      $    21,747       $    22,148
                                                                   ===========       ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable ........................................      $       896       $       533
    Accrued expenses ........................................            3,653             3,753
    Accrued payroll .........................................            2,213             2,117
    Current portion of long-term debt .......................            3,480             5,113
    Current portion of obligations under capital leases .....              259               263
    Restructuring liability .................................               93               101
                                                                   -----------       -----------
    Total current liabilities ...............................           10,594            11,880


Long-term debt, less current maturities .....................            1,218             1,474
Obligations under capital leases ............................              193               140
Restructuring liability .....................................               85               116
                                                                   -----------       -----------
    Total liabilities .......................................           12,090            13,610

Minority interest ...........................................            1,327             1,216
Redeemable stock:
  Redeemable, convertible preferred stock, Series A, $.001
   par value with a liquidation value of $6.00 per share---
   1,666,667 shares authorized, 1,416,667 shares
   issued and outstanding....................................            9,627             9,279
Stockholders' deficit:
  Preferred stock, $.001 par value - 3,333,333 shares
    authorized; none issued and outstanding..................
  Common stock, $.001 par value -- 10,000,000 shares
    authorized; 1,580,012 shares issued in 2001 and 2000;
    and 1,479,510 shares outstanding in 2001 and 2000........                1                 1
  Additional paid-in capital ................................            9,416             9,764
  Accumulated deficit .......................................          (10,214)          (11,222)
  Less treasury stock, at cost, 100,502 shares ..............             (500)             (500)
                                                                   -----------       -----------
      Total stockholders' deficit ...........................           (1,297)           (1,957)
                                                                   -----------       -----------
      Total liabilities, redeemable stock and
      stockholders' deficit..................................      $    21,747       $    22,148
                                                                   ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except share amounts and per share data)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       JUNE 30,
                                                               ------------------------
                                                                   2001         2000
                                                               -----------  -----------

Revenue.....................................................    $   14,835   $   10,639

Expenses:
  Operating.................................................        12,276        8,739
  General and administrative................................         1,363        1,223
  Depreciation and amortization.............................           301          262
                                                               -----------  -----------
                                                                    13,940       10,224
                                                               -----------  -----------
                                                                       895          415

Other income (expense):
  Interest income...........................................            11            6
  Interest expense..........................................          (134)        (123)
  Minority interest and contractual settlements.............          (155)          99
                                                               -----------  -----------

Income before income taxes..................................           617          397
Income taxes................................................            15           --
                                                               -----------  -----------

Net income..................................................    $      602   $      397
                                                               ===========  ===========


Net income available to common shareholders - basic.........    $      428   $      223
                                                               ===========  ===========

Net income available to common shareholders -
  assuming dilution.........................................    $      431   $      226
                                                               ===========  ===========


Net income per common share - basic.........................         $0.29        $0.15
                                                               ===========  ===========
Net income per common share - assuming dilution.............         $0.13        $0.08
                                                               ===========  ===========

Weighted average common shares..............................     1,479,510    1,479,510
                                                               ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except share amounts and per share data)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ---------------------------
                                                                  2001            2000
                                                               -----------     -----------

Revenue.....................................................    $   28,985      $   19,622

Expenses:
  Operating.................................................        24,226          16,188
  General and administrative................................         2,589           2,376
  Depreciation and amortization.............................           607             516
                                                               -----------     -----------
                                                                    27,422          19,080
                                                               -----------     -----------
                                                                     1,563             542

Other income (expense):
  Interest income...........................................            25              12
  Interest expense..........................................          (310)           (214)
  Minority interest and contractual settlements.............          (240)             65
                                                               -----------     -----------

Income before income taxes..................................         1,038             405
Income taxes................................................            30              --
                                                               -----------     -----------

Net income..................................................    $    1,008      $      405
                                                               ===========     ===========


Net income available to common shareholders - basic.........    $      660      $       57
                                                               ===========     ===========

Net income available to common shareholders -
  assuming dilution.........................................    $      666      $       63
                                                               ===========     ===========


Net income per common share - basic.........................         $0.45           $0.04
                                                               ===========     ===========
Net income per common share - assuming dilution.............         $0.22           $0.02
                                                               ===========     ===========

Weighted average common shares..............................     1,479,510       1,479,510
                                                               ===========     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                         June 30,
                                                                    ------------------
                                                                    2001          2000
                                                                    ----          ----

Operating activities:
Net income ....................................................    $ 1,008     $   405
Adjustments to reconcile net income to net cash (used) provided by operating activities:
  Depreciation ................................................        430         357
  Amortization ................................................        177         159
  Imputed interest expense on non-interest bearing
   promissory note payable ....................................         56        --
  Minority interest ...........................................        377          (7)
  Loss on write-off of fixed assets ...........................         12        --
Changes in operating assets and liabilities:
  Accounts receivable .........................................       (810)     (2,182)
  Prepaid expenses and other current assets ...................       (362)        (17)
  Restructuring liability .....................................        (39)       (329)
  Accounts payable and accrued expenses .......................        359         601
                                                                   -------     -------

   Net cash (used) provided by operating activities ...........      1,344      (1,013)
Investing activities:
  Distributions to joint venture partnerships .................       (266)       (231)
  Property and equipment additions ............................       (295)       (230)
  Cash paid for acquisitions and other intangibles,
     net of cash acquired .....................................        869         (73)
                                                                   -------     -------

   Net cash (used) provided by investing activities ...........        308        (534)
Financing activities:
  Payments of long-term debt and capital lease obligations ....       (272)       (327)
  Payments made for debt issuance costs .......................        (33)       --
  Net payments on line of credit ..............................     (1,806)       --
  Proceeds from lease and bank lines of credit ................        182       2,150
                                                                   -------     -------
   Net cash (used) provided by financing activities ...........     (1,929)      1,823
                                                                   -------     -------

Net increase (decrease) in cash and cash equivalents ..........       (413)        276
Cash and cash equivalents at beginning of period ..............      1,443       1,512
                                                                   -------     -------
Cash and cash equivalents at end of period ....................    $ 1,030     $ 1,788
                                                                   =======     =======

Noncash items:
   Accrual of dividends payable ...............................    $   340     $   340

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   Notes to Consolidated Financial Statements
                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

1.   Basis of Presentation

   The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 2001 and results of operations for the three and six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.


2. RECLASSIFICATION

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.


3.  NET INCOME PER COMMON SHARE

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


4.  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):


                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                            ---------------------------------------------------------------
                                                                    2001            2000           2001             2000
                                                            ---------------------------------------------------------------
Basic Earnings per Share
Net income................................................      $      602      $      397      $   1,008        $      405
Accretion on preferred stock redemption and dividends.....            (174)           (174)          (348)             (348)
                                                            ---------------------------------------------------------------
Net income available to common stockholders...............      $      428      $      223      $     660        $       57
                                                            ===============================================================

Shares
Total weighted average shares outstanding - basic.........       1,479,510       1,479,510      1,479,510         1,479,510
                                                            ===============================================================

Net income per common share - basic.......................      $     0.29      $     0.15      $    0.45        $     0.04
                                                            ===============================================================

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                              --------------------------------------------------------------------
                                                                         2001            2000             2001             2000
                                                              --------------------------------------------------------------------
Diluted Earnings per Share
Net income..................................................          $      602      $      397       $    1,008       $      405
Accretion on preferred stock and dividends accrued..........                (174)           (174)            (348)            (348)
Interest expense on convertible subordinated debt...........                   3               3                6                6
                                                              --------------------------------------------------------------------
Net income available to common stockholders.................          $      431      $      226       $      666       $       63
                                                              ====================================================================
Shares
Total weighted average shares outstanding...................           1,479,510       1,479,510        1,479,510        1,479,510
Incremental shares from assumed conversion of Series A
 preferred stock............................................           1,416,667       1,416,667        1,416,667        1,416,667
Options.....................................................             305,380          15,236          176,827           16,393
Convertible subordinated debt ..............................              25,000          25,000           25,000           25,000
                                                              --------------------------------------------------------------------
Total weighted average shares outstanding -
 assuming dilution..........................................           3,226,557       2,936,413        3,098,004        2,937,570
                                                              ====================================================================
Net income  per common share -
 assuming dilution..........................................           $    0.13      $     0.08       $     0.22        $    0.02
                                                              ====================================================================


5. INTANGIBLE ASSETS RELATED TO MAJOR CONTRACTUAL ARRANGEMENT

  In October 2000, the Company entered into a long-term contract with a hospital system to manage its ambulatory care centers. The initial contract term is twenty years with automatic renewal for successive five-year terms. In connection with the contract, the hospital system agreed to provide the working capital necessary to fund any deficit during the first twelve months of operations and the Company committed to pay the hospital system $2,000 in equal installments over a five-year period. The note payable is noninterest-bearing and was initially recorded net of discount of $558. As of June 30, 2001, the Company has recognized a negative intangible asset of $629, representing the net difference at June 30, 2001 of payments made by, or committed to, each party to induce the other to enter into the management contract. During the six months ended June 30, 2001, the Company recognized a negative intangible asset of $872 primarily comprised of net cash received from its partner to fund working capital requirements.

  The Company is amortizing over twenty years both the intangible asset of $1,442 representing the discounted note payable, and the negative intangible asset of $2,071 at June 30, 2001, representing the net amount paid by its partner to fund the working capital.


6. SIGNIFICANT ACCOUNTING POLICIES

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading provider of occupational healthcare services to employers and their employees and specializes in the prevention, treatment and management of work-related injuries and illnesses. The Company develops and operates multidisciplinary, outpatient health and urgent care centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

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


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                             -----------------------------------------------------
                                                                      2001          2000          2001        2000
                                                             -----------------------------------------------------
Revenue......................................................          100%          100%          100%        100%
Expenses:
Operating....................................................          (83)          (82)          (84)        (83)
General and administrative...................................           (9)          (12)           (9)        (12)
Depreciation and amortization...............................            (2)           (2)           (2)         (2)
Interest expense.............................................           (1)           (1)           (1)         (1)
Minority interest and contractual settlements, net..........            (1)            1            (1)         --
                                                             -----------------------------------------------------
Net income...................................................            4%            4%            3%          2%
                                                             =====================================================

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)


 THREE MONTHS ENDED JUNE 30, 2001 AND 2000
 -----------------------------------------

 Revenue

   Revenue increased 39% to $14,835 in the three months ended June 30, 2001 from $10,639 in the three months ended June 30, 2000. Of the total increase in revenue, $3,454 was attributable to centers brought under management subsequent to June 30, 2000. The remaining centers' revenue increased $961, or 9%, principally due to volume growth and improved reimbursement rates in Massachusetts. These increases were partially offset by the elimination of $219 of revenue generated in the prior year by centers which have been subsequently closed.

 Operating Expenses and General and Administrative Expenses

   Operating expenses increased 40% to $12,276 in the three months ended June 30, 2001 from $8,739 in the three months ended June 30, 2000. This increase was principally due to the acquisition and management of additional centers.
 As a percentage of revenue, operating expenses increased to 82.8% in the three months ended June 30, 2001 from 82.1% in the three months ended June 30, 2000. In certain centers that are operated under joint venture or management contracts, the Company's contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a non-operating gain. These early stage unprofitable operations negatively affect the Company's overall operating expenses as a percentage of revenue. Generally, full implementation of the Company's operating model reduces operating expenses to the profitable levels seen in mature centers.

   General and administrative expenses increased 11% to $1,363 in the three months ended June 30, 2001 from $1,223 in the three months ended June 30, 2000. The increase was primarily due to transaction costs related to the Company's asset-based line of credit entered into in December 2000 and the addition of resources in the centralized billing operation. As a percentage of revenue, general and administrative expenses declined to 9.2% in the three months ended June 30, 2001 from 11.5% in the three months ended June 30, 2000, reflecting the Company's leveraging of its fixed costs on its revenue growth.

 Depreciation and Amortization

   Depreciation and amortization expense increased 15% to $301 in the three months ended June 30, 2001 from $262 in the three months ended June 30, 2000. The increase was principally due to the addition of new centers and information services-related capital expenditures. As a percentage of revenue, depreciation and amortization was 2.0% in the three months ended June 30, 2001 compared to 2.5% in the three months ended June 30, 2000.

 Minority Interest and Contractual Settlements

   Minority interest represents the share of profits and losses of joint venture investors with the Company. In the three months ended June 30, 2001, the minority interest in net profits (losses) of the joint ventures was $208 compared to ($99) in the three months ended June 30, 2000. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the three months ended June 30, 2001, the Company recorded $53 of funded operating losses and contractual settlements compared to $0 in the three months ended June 30, 2000.

 ---------------------

 SIX MONTHS ENDED JUNE 30, 2001 AND 2000
 ---------------------------------------

 Revenue

   Revenue increased 48% to $28,985 in the six months ended June 30, 2001 from $19,622 in the six months ended June 30, 2000. Of the total increase in revenue, $7,697 was attributable to centers acquired subsequent to June 30, 2000. The remaining centers' revenue grew $1,927, or 10%, principally due to an increase in volume and improved reimbursement rates in Massachusetts. These increases were partially offset by the elimination of $261 of revenue generated in the prior year by centers which were subsequently closed.

 Operating Expenses and General and Administrative Expenses

   Operating expenses increased 50% to $24,226 in the six months ended June 30, 2001 from $16,188 in the six months ended June 30, 2000. This increase was principally due to the acquisition and management of additional centers. As a percentage of revenue, operating expenses increased to 83.6% in the six months ended June 30, 2001 from 82.5% in the six months ended June 30, 2000. In certain centers that are operated under joint venture or management contracts, the Company's contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a non-operating gain. These early stage unprofitable operations negatively affect the Company's overall operating expenses as a percentage of revenue. Generally, full implementation of the Company's operating model reduces operating expenses to the profitable levels seen in mature centers.

   General and administrative expenses rose 9% to $2,589 in the six months ended June 30, 2001 from $2,376 in the six months ended June 30, 2000. The increase was primarily due to transaction costs related to the Company's asset-based line of credit entered into in December 2000 and the addition of resources in the centralized billing operation. As a percentage of revenue, general and administrative expenses were 8.9% for the six months ended June 30, 2001 compared to 12.1% for the six months ended June 30, 2000, reflecting the Company's leveraging of its fixed costs on its revenue growth.

 Depreciation and Amortization

   Depreciation and amortization expense increased 18% to $607 in the six months ended June 30, 2001 from $516 in the six months ended June 30, 2000. The increase was principally due to the addition of new centers and information services-related capital expenditures. As a percentage of revenue, depreciation and amortization expense was 2.1% in the six months ended June 30, 2001 and 2.6% in the six months ended June 30, 2000.

 Minority Interest and Contractual Settlements

   Minority interest represents the share of profits and losses of joint venture investors with the Company. In the six months ended June 30, 2001, the minority interest in net profits (losses) of the joint ventures was $376 compared to ($7) in the six months ended June 30, 2000. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the six months ended June 30, 2001, the Company recorded $136 of funded operating losses and contractual settlements compared to $58 in the six months ended June 30, 2000.

 ---------------------

 Restructuring Charge

   During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At June 30, 2001, the Company's obligation for future lease payments relating to the closed centers was $178. Details of the restructuring and other charges are as follows:


                                                             DECEMBER 31, 2000            JUNE 30, 2001
                                                             -----------------            -------------
                                                     INITIAL
DESCRIPTION                                          CHARGE    PAYMENT    ACCRUALS     PAYMENT   ACCRUALS
-----------                                          ------    -------    --------     -------   --------

ACCRUED LIABILITIES
 Severance Costs                                     $  151       $143    $   --        $   --   $    --
 Lease Abandonment Costs                                683        466       217            39       178
 Miscellaneous                                           68         68        --            --        --

                                                    ----------------------------------------------------
                                                        902       $677    $  217        $   39   $   178
                                                    ----------------------------------------------------

ASSET IMPAIRMENTS
 Fixed Asset Write-downs and Disposals                  319
 Goodwill Impairment                                    340
 Receivable Write-down                                  690
 Miscellaneous                                           11
                                                  ---------
                                                     $2,262
                                                  =========

 Seasonality

   The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease because of plant closings, vacations, holidays, a reduction in new employee hiring in the fourth quarter, and inclement weather conditions. These activities also cause a decrease in drug and alcohol testing, medical monitoring services and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations principally through adjusting staff levels.


 LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2001, the Company had $3,980 in working capital, an increase of
 $2,045 from December 31, 2000.   The Company's principal sources of liquidity
 as of June 30, 2001 consisted of (i) cash and cash equivalents aggregating $1,030 (ii) accounts receivable of $11,825, and (iii) availability under its credit facilities of $5,089.

   Net cash provided by operating activities of the Company during the six months ended June 30, 2001 was

 $1,208 compared to net cash used by operating activities of $1,013 for the six months ended June 30, 2000. The major factors contributing to this improved liquidity were an increase in profitability ($603) and a smaller increase in accounts receivable ($1,372) in the current year despite a 48% increase in revenue. During the six months ended June 30, 2000, accounts receivable grew $2,182, reflecting principally a build up of receivables at centers acquired at the beginning of the second quarter of 2000.

   Net cash (used)/provided by investing activities for the six months ended June 30, 2001 and 2000 was $308 and ($534), respectively. The Company's investing activities included fixed asset additions of $295 and $230 for the six months ended June 30, 2001 and 2000, respectively. Fixed asset additions were primarily information services-related.

   In the six months ended June 30, 2001 and 2000, the Company paid cash of $266 and $231, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

   In the six months ended June 30, 2001, investing activities included net receipts by the Company of $872 under a contract whereby a hospital system provides working capital necessary to fund any deficit related to the contract during the first twelve months of operations.

   Net cash (used)/provided by financing activities was ($1,929) and $1,823 for the six months ended June 30, 2001 and 2000, respectively. The Company used funds of $272 and $327 for the six months ended June 30, 2001 and 2000, respectively, for the payment of long-term debt and capital lease obligations. The Company used funds during the six months ended June 30, 2001 to pay down $1,806 on the Company's revolving line of credit. The Company expects to draw on this credit facility in the future to help fund its expansion plans. In the six months ended June 30, 2001, the Company received proceeds of $182 in capital lease financing. During the six months ended June 30, 2000, the Company received proceeds of $2,150 from its bank line of credit in effect at that time but subsequently terminated, which were utilized to fund working capital.

   The Company expects that its principal use of funds in the near future will be in connection with acquisitions and the formation of joint ventures, working capital requirements, debt repayments and purchases of property and equipment and, possibly, the payment of accrued dividends on the Company's Series A Convertible Preferred Stock ("Series A"), if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At June 30, 2001, $1,133 of dividends have been accrued and included in the carrying value of the preferred stock.
 In addition, in the event a majority of the holders of the then outstanding shares of Series A give notice at any time after November 5, 2001, the Company will be obligated to redeem in four equal annual installments all of the outstanding shares of Series A at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon.

   In December 2000, the Company entered into an agreement with DVI Business Credit Corporation for a three-year revolving credit line of up to $7,250 (the "Credit Line") and terminated its previous bank line of credit. The facility is collateralized by present and future assets of certain operations of the Company and is subject to loan covenants. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. At June 30, 2001, the maximum amount available under the lender's borrowing base formula was $6,961 and the interest rate was 7.75%. The amount outstanding on the Credit Line at June 30, 2001 was $2,440.

      In March 2001, the Company entered into an agreement for an Equipment Acquisition Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note ("T-Note") plus a spread and fluctuates proportionately with any change in the T-Note rate up until the commencement of payment. The Company aggregates its purchases of fixed assets before submitting them to the lessor for refinancing. No gain or loss is recorded in such a transaction due to the short holding period between the time the assets are purchased and consummation of the sale-leaseback arrangement. At June 30, 2001, $179 was outstanding under the Lease Line at an interest rate of 11%.

    The Company expects that the cash available to it under the Credit Line and Lease Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, to redeem the Series A, if required, and to pay the above referenced dividends, if any, for the foreseeable future. However, the Company believes that the level of financial resources available to it is an important competitive factor and will consider additional financing sources as appropriate, including raising additional equity capital, as market factors and its needs suggest, since additional resources may be necessary to fund its expansion plans.


 INFLATION

    The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.


 IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Statements contained in this Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a national network of occupational healthcare centers providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that may affect the Company's actual results are locating and identifying suitable partnership candidates, the ability to consummate management agreements on favorable terms, the success of such ventures, if completed, the cost and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes not only in workers' compensation laws and regulations but also in the healthcare environment generally, and other risks described in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2001. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

  The Company's balance sheet includes a revolving credit facility that is subject to interest rate risk. The loan is priced at a floating rate of interest. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company's interest expense. The Company performed sensitivity analysis as of June 30, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.




                          PART II - OTHER INFORMATION
                          ---------------------------


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

              10.05 (d) Amendment dated May 24, 2001 to Stockholders' Agreement among the Company and securityholders of Series A Preferred Stock dated as of November 6, 1996

          b.  Reports on Form 8-K

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



OCCUPATIONAL HEALTH + REHABILITATION INC


By: /s/ John C. Garbarino
   ---------------------------
   John C. Garbarino
   President and Chief Executive Officer

By: /s/ Keith G. Frey
   ---------------------------
   Keith G. Frey
   Chief Financial Officer

By: /s/ Janice M. Goguen
   --------------------
   Janice M. Goguen
   Vice President, Finance and Controller




Date: August 14, 2001