Form 10-Q
period 2001-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2001-11-13
CIK 887757

                  -------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

                        [X] YES             [ ] NO

    The number of shares outstanding of the registrant's Common Stock as of November 5, 2001 was 1,479,864.

               ------------------------------------------------

                   OCCUPATIONAL HEALTH + REHABILITATION INC

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS
                        PART I - FINANCIAL INFORMATION

                                                                                               PAGE NO.
                                                                                              ---------
Item 1.     Financial Statements
                Consolidated Balance Sheets....................................................   3
                Consolidated Statements of Operations..........................................   4
                Consolidated Statements of Cash Flows..........................................   6
                Notes to Consolidated Financial Statements.....................................   7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................................   10
Item 3.     Quantitative and Qualitative Disclosures about Market Risk.........................   15
Item 4.     Submission of Matters to a Vote of Security Holders................................   15

                       PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...................................................   16
Signatures  ...................................................................................   17

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    OCCUPATIONAL HEALTH + REHABILITATION INC
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                              2001              2000
                                                                                (Unaudited)
                                                                                 ----------        ----------
Current assets:
      Cash and cash equivalents..........................................        $    1,214        $    1,443
      Accounts receivable, net...........................................            12,277            11,015
      Prepaid expenses and other assets..................................             1,228             1,357
                                                                                 ----------        ----------
         Total current assets............................................            14,719            13,815

Property and equipment, net..............................................             2,450             2,470
Goodwill and other intangible assets, net................................             4,746             5,776
Other assets.............................................................                91                87
                                                                                 ----------        ----------
         Total assets....................................................        $   22,006        $   22,148
                                                                                 ==========        ==========

          LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable...................................................          $    660          $    533
      Accrued expenses...................................................             3,809             3,753
      Accrued payroll....................................................             3,018             2,117
      Current portion of long-term debt..................................             2,866             5,113
      Current portion of obligations under capital leases................               219               263
      Restructuring liability............................................               101               101
                                                                                 ----------        ----------
         Total current liabilities ......................................            10,673            11,880

Long-term debt, less current maturities..................................             1,242             1,474
Obligations under capital leases.........................................               155               140
Restructuring liability..................................................                68               116
                                                                                 ----------        ----------
         Total liabilities...............................................            12,138            13,610

Minority interest........................................................             1,246             1,216
Redeemable stock:
     Redeemable, convertible preferred stock, Series A, $.001 par value with a liquidation value of $6.00 per share - 1,666,667 shares
        authorized, 1,416,667 shares issued and outstanding..............             9,801             9,279

Stockholders' deficit:
      Preferred stock, $.001 par value - 3,333,333 shares authorized;
         none issued and outstanding.....................................
      Common stock, $.001 par value - 10,000,000 shares authorized;
         1,580,012 shares issued in 2001 and 2000; and 1,479,510 shares
         outstanding  in 2001 and 2000...................................                 1                 1
      Additional paid-in capital ........................................             9,242             9,764
      Accumulated deficit................................................            (9,922)          (11,222)
      Less treasury stock, at cost, 100,502 shares.......................              (500)             (500)
                                                                                 ----------         ---------
         Total stockholders' deficit.....................................            (1,179)           (1,957)
                                                                                 ----------         ---------
         Total liabilities, redeemable stock and stockholders' deficit...        $   22,006         $  22,148
                                                                                 ==========         =========

 The accompanying notes are an integral part of these consolidated financial statements.


                    OCCUPATIONAL HEALTH + REHABILITATION INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2001              2000
                                                                            --------------    -------------
        Revenue........................................................     $   14,285       $    11,142

        Expenses:
             Operating.................................................         12,217             9,003
             General and administrative................................          1,274             1,128
             Depreciation and amortization.............................            310               301
                                                                            --------------    -------------
                                                                                13,801            10,432
                                                                            --------------    -------------
                                                                                   484               710
        Other income (expense):
             Interest income...........................................             12                11
             Interest expense..........................................           (100)             (136)
             Minority interest and contractual settlements.............            (70)              (78)
                                                                            --------------    -------------
        Income before income taxes.....................................            326               507
        Income taxes...................................................             34                --
                                                                            --------------    -------------
        Net income ....................................................     $      292       $       507
                                                                            ==============    =============

        Net income available to common shareholders - basic............     $      118       $       333
                                                                            ==============    =============
        Net income available to common shareholders -
             assuming dilution.........................................     $      121       $       336
                                                                            ==============    =============

        Net income per common share - basic............................     $     0.08       $      0.23
                                                                            ==============    =============

        Net income per common share - assuming dilution................     $     0.04       $      0.11
                                                                            ==============    =============

        Weighted average common shares.................................      1,479,510         1,479,510
                                                                            ==============    =============


       The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2001              2000
                                                                            --------------    -------------
        Revenue........................................................     $    43,270       $  30,764

        Expenses:
             Operating.................................................          36,443          25,191
             General and administrative................................           3,863           3,504
             Depreciation and amortization.............................             917             817
                                                                            --------------    -------------
                                                                                 41,223          29,512
                                                                            --------------    -------------
                                                                                  2,047           1,252

        Other income (expense):
             Interest income...........................................              37              23
             Interest expense..........................................            (410)           (350)
             Minority interest and contractual settlements.............            (310)            (13)
                                                                            --------------    -------------

        Income before income taxes.....................................           1,364             912
        Income taxes...................................................              64              --
                                                                            --------------    -------------

        Net income.....................................................     $     1,300       $     912
                                                                            ==============    =============

        Net income available to common shareholders - basic............     $       778       $     390
                                                                            ==============    =============

        Net income available to common shareholders -
             assuming dilution.........................................     $       787       $     399
                                                                            ==============    =============

        Net income per common share - basic............................     $      0.53            0.26
                                                                            ==============    =============
        Net income per common share - assuming dilution................     $      0.25       $    0.13
                                                                            ==============    =============

        Weighted average common shares.................................       1,479,510       1,479,510
                                                                            ==============    =============


       The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   -------------------------
                                                                                      2001            2000
                                                                                      ----            ----
  Operating activities:
  Net income ...........................................................         $  1,300            $   912
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation......................................................              653                551
      Amortization......................................................              264                266
      Imputed interest expense on non-interest bearing promissory
       note payable.....................................................               84                 --
      Minority interest ................................................              561                 70
      Loss on disposal of fixed assets..................................               13                 --
  Changes in operating assets and liabilities:
      Accounts receivable...............................................           (1,262)            (2,687)
      Prepaid expenses and other current assets.........................              126                (32)
      Restructuring liability...........................................              (48)              (382)
      Accounts payable and accrued expenses.............................            1,084                757
                                                                                ----------         ----------
          Net cash (used) provided by operating activities..............            2,775               (545)

  Investing activities:
      Distributions to joint venture partnerships.......................             (531)              (467)
      Property and equipment additions..................................             (464)              (360)
      Cash received from joint venture partner..........................               --                194
      Cash paid for acquisitions and other intangibles,
        net of cash acquired............................................              797               (145)
                                                                                ----------         ----------
           Net cash used by investing activities........................             (198)              (778)

  Financing activities:
      Payments of long-term debt and capital lease obligations..........             (416)              (614)
      Payments made for debt issuance costs.............................              (32)                --
      Net payments on line of credit....................................           (2,358)                --
      Proceeds from line of credit......................................               --              2,500
                                                                                ----------         ----------
           Net cash (used) provided by financing activities.............           (2,806)             1,886
                                                                                ----------         ----------

  Net (decrease) increase in cash and cash equivalents..................             (229)               563
  Cash and cash equivalents at beginning of period......................            1,443              1,512
                                                                                 ----------        ----------
  Cash and cash equivalents at end of period............................        $   1,214          $   2,075
                                                                                 ==========        ==========
  Noncash items:
      Accrual of dividends payable......................................        $     510          $     510


       The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.


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


4.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except share and per share data):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------------- ---------------------------
                                                                   2001         2000         2001          2000
                                                               ------------- ------------ ------------ --------------
BASIC EARNINGS PER SHARE
Net income ...............................................     $       292   $       507     $   1,300    $     912
Accretion on preferred stock redemption and dividends.....            (174)         (174)         (522)        (522)
                                                               ------------- ------------ ------------ --------------
Net income available to common stockholders...............     $       118   $       333     $     778    $     390
                                                               ============= ============ ============ ==============
SHARES
Total weighted average shares outstanding - basic.........       1,479,510     1,479,510     1,479,510    1,479,444
                                                               ============= ============ ============ ==============
Net income per common share - basic.......................     $      0.08          0.23          0.53         0.26
                                                               ============= ============ ============ ==============

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                  ------------------------- --------------------------
                                                                     2001         2000          2001         2000
                                                                  ------------ ------------ ------------- ------------
DILUTED EARNINGS PER SHARE
Net income.....................................................   $       292      $   507    $   1,300       $    912
Accretion on preferred stock and dividends accrued.............          (174)        (174)        (522)          (522)
Interest expense on convertible subordinated debt..............             3            3            9              9
                                                                  ------------ ------------ ------------- ------------
Net income available to common stockholders....................   $       121      $   336  $       787   $        399
                                                                  ============ ============ ============= ============

SHARES
Total weighted average shares outstanding......................     1,479,510    1,479,510    1,479,510      1,479,510
Incremental shares from assumed conversion of Series A
   preferred stock.............................................     1,416,667    1,416,667    1,416,667      1,416,667
Options........................................................       253,299        8,239      222,070         83,066
Convertible subordinated debt..................................        25,000       25,000       25,000         25,000
                                                                  ------------ ------------ ------------- ------------
Total weighted average shares outstanding -
    assuming dilution..........................................     3,174,476    2,929,416    3,143,247      3,004,243
                                                                  ============ ============ ============= ============
Net income  per common share -
    assuming dilution..........................................   $      0.04  $      0.11  $      0.25           0.13
                                                                  ============ ============ ============= ============

5.  INTANGIBLE ASSETS RELATED TO MAJOR CONTRACTUAL ARRANGEMENT

     In October 2000, the Company entered into a long-term contract with a hospital system to manage its ambulatory care centers. The initial contract term is twenty years with automatic renewal for successive five-year terms. In connection with the contract, the hospital system agreed to provide the working capital necessary to fund any deficit during the first twelve months of operations and the Company committed to pay the hospital system $2,000 in equal installments over a five-year period. The note payable is noninterest-bearing and was initially recorded net of discount of $558. As of September 30, 2001, the Company has recognized a negative intangible asset of $629, representing the net difference at September 30, 2001 of payments made by, or committed to, each party to induce the other to enter into the management contract. During the nine months ended September 30, 2001, the Company recognized a negative intangible asset of $872, primarily comprised of net cash received from its partner to fund working capital requirements.

     The Company is amortizing over twenty years both the intangible asset of $1,442 representing the discounted note payable, and the negative intangible asset of $2,071 at September 30, 2001, representing the net amount paid by its partner to fund the working capital.


6.  RESTRUCTURING CHARGE

     During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At September 30, 2001, the Company's obligation for lease payments relating to the closed centers was $169. Details of the restructuring and other charges are as follows:

                                                              DECEMBER 31, 2000             SEPTEMBER 30, 2001
                                                       --------------------------------     ------------------
                                                       INITIAL
     DESCRIPTION                                        CHARGE     PAYMENT     ACCRUALS     PAYMENT     ACCRUALS
     -----------                                       --------    --------    --------     --------    --------
     ACCRUED LIABILITIES
       Severance Costs                                 $  151      $  143      $  --        $    --     $    --
       Lease Abandonment Costs                            683         466        217             48         169
       Miscellaneous                                       68          68         --             --          --
                                                      ----------- ------------ ----------- ------------ ------------
                                                          902      $  677      $ 217        $    48     $   169
                                                                  ------------ ----------- ------------ ------------
     ASSET IMPAIRMENTS
       Fixed Asset Write-downs and Disposals              319
       Goodwill Impairment                                340
       Receivable Write-down                              690
       Miscellaneous                                       11
                                                      -----------
                                                       $2,262
                                                      ===========

7.  SIGNIFICANT ACCOUNTING POLICIES

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

                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        ENDED                  ENDED
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                 ----------------------- ---------------------
                                                                      2001       2000        2001     2000
                                                                 ----------- ----------- ----------- ---------
Revenue.........................................................     100%        100%        100%      100%
Expenses:
  Operating.....................................................     (86)        (81)        (84)      (82)
  General and administrative....................................      (9)        (10)         (9)      (11)
  Depreciation and amortization.................................      (2)         (3)         (2)       (3)
Interest expense................................................      (1)         (1)         (1)       (1)
Minority interest and contractual settlements, net..............      --          (1)         (1)       --
                                                                 ----------- ----------- ----------- ---------
    Net income .................................................       2%          4%          3%        3%
                                                                 =========== =========== =========== =========

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------------

Revenue

     Revenue increased 28% to $14,285 in the three months ended September 30, 2001 from $11,142 in the three months ended September 30, 2000. Of the total increase in revenue, $3,252 was attributable to centers brought under management subsequent to September 30, 2000. Revenue growth at centers open during the third quarter of both years was $125, or 1%. These increases were partially offset by the elimination of $234 of revenue generated in the prior year by centers which have been subsequently closed. A marked slowdown in traffic at most centers in the week immediately following the terrorist attacks on September 11 together with the continuing softness in the economy were the major factors contributing to the relatively weak revenue growth in the quarter.

---------------------

Operating Expenses and General and Administrative Expenses

     Operating expenses increased 36% to $12,217 in the three months ended September 30, 2001 from $9,003 in the three months ended September 30, 2000. This increase was principally due to the acquisition and management of additional centers. As a percentage of revenue, operating expenses increased to 85.5% in the three months ended September 30, 2001 from 80.8% in the three months ended September 30, 2000. In certain centers that are operated under joint venture or management contracts, the Company's contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a non-operating gain. These early stage unprofitable operations negatively affect the Company's overall operating expenses as a percentage of revenue. Generally, full implementation of the Company's operating model reduces operating expenses resulting in the more profitable operations seen in mature centers.

     General and administrative expenses increased 13% to $1,274 in the three months ended September 30, 2001 from $1,128 in the three months ended September 30, 2000. The increase was primarily due to an increase in field management staffing and to lock-box fees related to the Company's asset-based line of credit entered into in December 2000. As a percentage of revenue, general and administrative expenses declined to 8.9% in the three months ended September 30, 2001 from 10.1% in the three months ended September 30, 2000, reflecting the Company's leveraging of its fixed costs on its revenue growth.

Depreciation and Amortization

     Depreciation and amortization expense increased 3% to $310 in the three months ended September 30, 2001 from $301 in the three months ended September 30, 2000. The increase was attributable principally to information services-related capital expenditures. As a percentage of revenue, depreciation and amortization was 2.2% in the three months ended September 30, 2001 compared to 2.7% in the three months ended September 30, 2000.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the three months ended September 30, 2001, the minority interest in net profits (losses) of the joint ventures was $185 compared to $78 in the three months ended September 30, 2000. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the three months ended September 30, 2001, the Company recorded $115 of funded operating losses and contractual settlements compared to $0 in the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------

Revenue

     Revenue increased 41% to $43,270 in the nine months ended September 30, 2001 from $30,764 in the nine months ended September 30, 2000. Of the total increase in revenue, $9,046 was attributable to centers acquired subsequent to September 30, 2000. The remaining centers' revenue grew $3,971, or 13%, principally due to an increase in volume and improved reimbursement rates in Massachusetts. These increases were partially offset by the elimination of $511 of revenue generated in the prior year by centers which were subsequently closed. Revenue growth at centers open for comparable periods during the nine months ended September 30, 2001 and 2000 was 7%.

---------------------

Operating Expenses and General and Administrative Expenses

     Operating expenses increased 45% to $36,443 in the nine months ended September 30, 2001 from $25,191 in the nine months ended September 30, 2000. This increase was principally due to the acquisition and management of additional centers. As a percentage of revenue, operating expenses increased to 84.2% in the nine months ended September 30, 2001 from 81.9% in the nine months ended September 30, 2000. In certain centers that are operated under joint venture or management contracts, the Company's contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a non-operating gain. These early stage unprofitable operations negatively affect the Company's overall operating expenses as a percentage of revenue. Generally, full implementation of the Company's operating model reduces operating expenses resulting in the more profitable operations seen in mature centers.

     General and administrative expenses rose 10% to $3,863 in the nine months ended September 30, 2001 from $3,504 in the nine months ended September 30, 2000. The increase was primarily due to an increase in field management staffing and to lock-box fees related to the Company's asset-based line of credit entered into in December 2000. As a percentage of revenue, general and administrative expenses were 8.9% for the nine months ended September 30, 2001 compared to 11.4% for the nine months ended September 30, 2000, reflecting the Company's leveraging of its fixed costs on its revenue growth.

Depreciation and Amortization

     Depreciation and amortization expense increased 12% to $917 in the nine months ended September 30, 2001 from $817 in the nine months ended September 30, 2000. The increase was principally due to information services-related capital expenditures. As a percentage of revenue, depreciation and amortization expense was 2.1% in the nine months ended September 30, 2001 and 2.7% in the nine months ended September 30, 2000.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the nine months ended September 30, 2001, the minority interest in net profits (losses) of the joint ventures was $561 compared to $70 in the nine months ended September 30, 2000. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the nine months ended September 30, 2001, the Company recorded $251 of funded operating losses and contractual settlements compared to $57 in the nine months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had $4,046 in working capital, an increase of $2,111 from December 31, 2000. The Company's principal sources of liquidity as of September 30, 2001 consisted of (i) cash and cash equivalents aggregating $1,214, (ii) accounts receivable of $12,277, and (iii) availability under its credit facilities of $5,584.

     Net cash provided by operating activities of the Company during the nine months ended September 30, 2001 was $2,775 compared to net cash used by operating activities of $545 for the nine months ended September 30, 2000. The major factors contributing to this improved liquidity were an increase in profitability and non-cash charges ($1,076) and a smaller increase in accounts receivable ($1,425) in the current year despite a 41% increase in revenue. During the nine months ended September 30, 2001, accounts receivable grew $1,262, reflecting principally the anticipated build up of receivables to normal operating levels at centers acquired at the beginning of the second quarter of 2000.

     Net cash used by investing activities for the nine months ended September 30, 2001 and 2000 was $198 and $778, respectively. The Company's investing activities included fixed asset additions of $464 and $360 for the nine months ended September 30, 2001 and 2000, respectively. Fixed asset additions in both years were primarily information services-related. In the nine months ended September 30, 2001 and 2000, the Company paid cash of $531 and $467, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

     In the nine months ended September 30, 2001, investing activities also included net receipts by the Company of $872 under a contract whereby a hospital system provided working capital necessary to fund any deficit related to the contract during the first twelve months of operations, which ended September 30, 2001. Also during this period, the Company paid $75 relating to earnouts in connection with previously acquired businesses.

     Net cash (used)/provided by financing activities was ($2,806) and $1,886 for the nine months ended September 30, 2001 and 2000, respectively. The Company used funds of $416 and $614 for the nine months ended September 30, 2001 and 2000, respectively, for the payment of long-term debt and capital lease obligations. The Company used funds during the nine months ended September 30, 2001 to pay down $2,358 on the Company's revolving line of credit. The Company expects to draw on this credit facility in the future to help fund its expansion plans and working capital needs. During the nine months ended September 30, 2000, the Company received proceeds of $2,500 from its bank line of credit in effect at that time but subsequently terminated, which were utilized to fund working capital.

     The Company expects that its principal use of funds in the foreseeable future will be in connection with acquisitions and the formation of joint ventures, working capital requirements, debt repayments and purchases of property and equipment and, possibly, the payment of accrued dividends on the Company's Series A Convertible Preferred Stock ("Series A"), if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At September 30, 2001, $1,303 of dividends have been accrued and included in the carrying value of the preferred stock. In addition, in the event a majority of the holders of the then outstanding shares of Series A give notice at any time after November 5, 2001, the Company will be obligated to redeem in four equal annual installments all of the outstanding shares of Series A at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon.

      In December 2000, the Company entered into an agreement with DVI Business Credit Corporation for a three-year revolving credit line of up to $7,250 (the "Credit Line") and terminated its previous bank line of credit. The facility is collateralized by present and future assets of certain operations of the Company and is subject to loan covenants. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. At September 30, 2001, the maximum amount available under the lender's borrowing base formula was $6,904 and the interest rate was 7.00%. The amount outstanding on the Credit Line at September 30, 2001 was $1,888.

      In March 2001, the Company entered into an agreement for an Equipment Acquisition Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note ("T-Note") plus a spread and fluctuates proportionately with any change in the T-Note rate up until the commencement of payment. The Company aggregates its purchases of fixed assets before submitting them to the lessor for refinancing. At September 30, 2001, $168 was outstanding under the Lease Line at an interest rate of 11%.

     The Company expects that the cash available to it under the Credit Line and Lease Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, to redeem the Series A, if required, and to pay the above referenced dividends, if any, for the foreseeable future. However, the Company believes that the level of financial resources available to it is an important competitive factor and will consider additional financing sources, including raising additional equity capital, as market factors and its needs suggest since additional resources may be necessary to fund its expansion plans.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2001. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

     The Company's balance sheet includes a revolving credit facility that is subject to interest rate risk. The loan is priced at a floating rate of interest. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company's interest expense. The Company performed sensitivity analysis as of September 30, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of the Company was held on August 22, 2001. At the Annual Meeting, the holders of the Series A Preferred Stock elected the nominees Edward L. Cahill and Donald W. Hughes to the Board of Directors of the Company for terms that expire at the 2003 Annual Meeting of Stockholders. The voting was as follows: Mr. Cahill, 1,416,667 votes for, and no votes withheld; and Mr. Hughes, 1,416,667 votes for, and no votes withheld. At the Annual Meeting, the holders of the Common Stock elected the nominees Kevin
J. Dougherty and Frank H. Leone to the Board of Directors of the Company for terms that expire at the 2004 Annual Meeting of Stockholders. The voting was as follows: Mr. Dougherty, 1,130,040 votes for, and 17,320 votes withheld; and Mr. Leone, 1,130,040 votes for, and 17,320 votes withheld. As of the date of the Annual Meeting, the continuing directors of the Company, who are serving terms that expire at the 2002 Annual Meeting of Stockholders, were John C. Garbarino, Angus M. Duthie and Steven W. Garfinkle.

     The selection of PricewaterhouseCoopers as Independent Accountants for 2001 was approved as follows: 1,087,158 votes for, 1,466 votes against, and no abstentions.

     No other business was presented at the meeting.

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



OCCUPATIONAL HEALTH + REHABILITATION INC


By:  /s/ John C. Garbarino
    ----------------------------------------
     John C. Garbarino
     President and Chief Executive Officer

By:  /s/ Keith G. Frey
    --------------------------------------------------------
     Keith G. Frey
     Chief Financial Officer

By:  /s/ Janice M. Goguen
    ----------------------------------------------------
     Janice M. Goguen
     Vice President, Finance and Controller





Date: November 12, 2001