Form 10-K
period 2001-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2002-04-01
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2001

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

                                 (781) 741-5175
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                             Name of each exchange
    -------------------                             ---------------------
          None                                      on which registered
                                                       Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X] NO[_].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[_].

      The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 11, 2002 was $2,850,279 based on the closing price of $3.00 per share. The number of shares outstanding of the registrant's Common Stock as of March 11, 2002 was 1,479,864.

================================================================================

                    OCCUPATIONAL HEALTH + REAHBILITATION INC

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2001

                                Table of Contents

                                                                               Page
                                                                               ----
PART I

Item 1.    Business .........................................................    1

Item 2.    Properties .......................................................   13

Item 3.    Legal Proceedings ................................................   13

Item 4.    Submission of Matters to a Vote of Security Holders ..............   13

PART II

Item 5.    Market of Registrant's Common Equity and
           Related Stockholder Matters ......................................   13

Item 6.    Selected Financial Data ..........................................   15

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................   16

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .......   23

Item 8.    Financial Statements and Supplementary Data ......................   23

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .........................................   24

PART III

Item 10.   Directors and Executive Officers of the Registrant ...............   25

Item 11.   Executive Compensation ...........................................   29

Item 12.   Security Ownership of Certain Beneficial Owners and Management ...   32

Item 13.   Certain Relationships and Related Transactions ...................   35

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   36

Index to Consolidated Financial Statements and Financial Statements Schedules   F-1

Signatures ..................................................................   S-1

Exhibit Index ...............................................................

                                     PART I

ITEM 1. BUSINESS

General

Occupational Health + Rehabilitation Inc (the "Company"), a leading national occupational healthcare provider, specializes in the prevention, treatment and management of work-related injuries and illnesses, as well as regulatory compliance services. The Company currently operates forty-four occupational health, urgent care, and related services centers serving over 18,000 employer clients in ten states, and also delivers workplace health services at employer locations throughout the United States. The Company believes its centers provide high quality medical care and extraordinary service. This improves the health status of employees, reduces workers' compensation costs, and assists employers in their compliance with state and federal regulations governing workplace health and safety. The Company believes it is the leading provider of occupational health services in most of its established markets as a result of its commitment to these core values and competencies.

The Company has developed a system of clinical and operating protocols as well as proprietary information systems to track the resulting patient outcomes (the "OH+R System"), all focused on reducing the cost of work-related injuries. The OH+R System includes a full array of proven protocols designed to reduce the frequency and severity of work-related injuries, to return injured employees to full duty in the shortest possible time, and to assure regulatory compliance. Many of these services may also be delivered on-site at the workplace. Prevention and compliance services include pre-placement examinations, medical surveillance services, fitness for duty and return to work evaluations, drug and alcohol testing, physical examinations and work-site safety programs.

The Company's treatment approach for work-related injuries and illnesses is based on documented, proprietary clinical protocols which combine state-of-the-art medical, rehabilitation and care coordination services with an integrated system of care focused on addressing the needs of employers, employees and payers. Employees receive high quality care, maintain a positive attitude, and have a greatly reduced probability of developing chronic problems or being re-injured. Utilizing the OH+R System, which is being continually refined, occupational medicine physicians and other clinical staff have consistently generated substantial, documented savings as compared to national averages for both lost work days and medical costs associated with work-related injuries and illnesses.

In recent years, the Company has expanded its operations beyond its base in New England into selected major metropolitan markets elsewhere in the United States. In selecting new markets, the Company considers many factors, including a favorable regulatory environment, attractive reimbursement levels, fragmented competition and a good industrial base. The Company's strategic plan is to expand its network of service delivery sites throughout the United States, principally through joint ventures and other contractual agreements with hospitals and development of its workplace health programs. The Company currently has fourteen health system affiliations in place.

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

The recent steep increase in workers' compensation costs nationally, after a short period of relative stability, has resulted in employers taking a more active role in preventing and managing workplace injuries. This typically includes the establishment of safety committees, emphasis on ergonomics in the workplace, drug testing, and other efforts to reduce the number of injuries and the establishment of preferred provider relationships to ensure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated healthcare services to support these programs has been a key factor in the development of the occupational healthcare industry.

The occupational healthcare market is highly fragmented, consisting primarily of individual or small-group practices and hospital-based programs. Increasing capital requirements, the need for more sophisticated management of both information systems and direct sales and marketing, and changes in the competitive environment, including the formation of larger integrated networks such as the Company's, have all created increased interest in affiliating with larger, professionally managed organizations. As a result of these factors, the Company believes there is an opportunity to consolidate hospital programs and private practices.

Strategy

The Company's mission is to reduce the cost of work-related injuries and illnesses and other healthcare costs for employers and payers and to improve the health status of employees through high-quality care and outstanding service. The Company's strategic objectives are to develop a comprehensive national network of occupational healthcare delivery sites and to expand its workplace health services to become the leading occupational health provider in selected regional markets.

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

      . Quality Care and Outstanding Service--For a number of reasons, injured workers often receive second-class care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of unnecessary lost work-days, including the associated indemnity, lost production and staff replacement costs. The Company is committed to providing outstanding service - to patients, to employers and to third parties. From proactive communications with all parties to custom services addressing an employer's specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

      . Outcome Tracking and Reporting--The OH+R System is focused on achieving successful outcomes, cost-effectively returning injured workers to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers to the job faster and for costs substantially lower than the national averages and, typically, those of other local occupational health providers.

      . Low Cost Provider--The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it is continuously working to further reduce the cost of providing care by streamlining patient processing procedures and thus increasing the productivity of clinicians. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

      . Provider Relations--The Company believes there is intense competition for occupational health providers who are interested in community-based practice. Consequently, it has implemented strategies to attract, recruit, and retain high quality providers who share the Company's goals and culture. These strategies include proactive efforts to involve providers in the development of clinical protocols and policies through regular provider meetings and electronic communication, provider involvement in the operation of each center, and varieties of practice to suit individual providers' interests. The Company uses physician assistants and nurse practitioners as integral parts of the clinical team.

      . "Best Practices" Ethic--Core to the Company's operating strategy is the belief that "best practices" in all aspects of occupational healthcare (clinical protocols and procedures, operations protocols, sales systems, service ethics, outcomes measurement, information systems, new site integration, and training and orientation systems) can be continuously improved. The Company pursues constant enhancement of best practices in all aspects of its business.

Services

The Company's services address the diverse healthcare needs and challenges faced by employers in the workplace. Specializing in the prevention, treatment and management of work-related injuries and illnesses, the Company is able to meet the needs of single site, regional multi-site or national employers and payers. The Company's services are delivered in a variety of venues including the Company's full service centers, in the workplace, or through contract arrangements with providers or hospitals affiliated with its health system partners.

The Company, in conjunction with its hospital system partners, provides an integrated system of care. The Company's full service centers provide primary occupational health services while its hospital system partners offer after hours care, specialist services, and diagnostic testing, as needed. The integrated system provides a seamless continuum of services to employees and employers. The Company's occupational health centers are typically staffed with multi-disciplinary teams, including physicians, physician assistants, nurse practitioners, nurses, and physical and occupational therapists, as well as a manager, a client relations director, a care coordinator, and support personnel. In support of both center operations and workplace health initiatives, the Company also provides an after-hours program to coordinate treatment of second and third shift injuries through local emergency departments. This program ensures that the injured employee receives immediate medical attention and continuing treatment in the Company's organized system of care. The Company also offers 24-hour nurse triage in selected markets.

The Company's Medical Policy Board is the focal point for maintaining and enhancing the Company's reputation for clinical excellence. The Medical Policy Board is comprised of physicians and other provider representatives who are associated with the Company and who are established, recognized leaders in occupational healthcare. The Medical Policy Board oversees the establishment of "best practice" standards, the development of clinical protocols and quality assurance programs, and the recruitment, training, and monitoring of clinical personnel.

Specific services provided by the Company include:

   Prevention/Compliance:

A safe work environment is a critical factor impacting costs associated with work-related injuries and illnesses. To optimize workplace safety and productivity, the Company offers a full array of services designed to prevent injuries and to meet regulatory compliance requirements. The expertise and experience of the Company's occupational health specialists differentiate the Company's prevention and compliance services. Through treating work-related injuries, the Company's clinicians gain significant insights into employers' safety issues, thereby improving the efficacy of prevention programs. The Company's expertise in health and safety regulatory matters provides employers with a critical resource to assist them in addressing increasingly complex federal and state regulations.

Specific prevention and compliance services include:

      .     Physical Examinations
            .    Preplacement
            .    Executive
            .    Department of Transportation (DOT)
            .    Annual
            .    Medical Monitoring/Surveillance
      .     Screenings
            .     Drug and Alcohol Testing
            .     Substance Abuse Program Development and Management
            .     Hazardous Substances Screening/Testing
            .     Pulmonary Function Tests
            .     Audiograms
            .     Job Specific Work Skills Screens
      .     Safety Programs
      .     Ergonomics Consultations
      .     Health Promotion
      .     Immunizations

   Treatment/Management:

Where an injured worker receives initial treatment for a work-related injury or illness is critical to the eventual outcome of the case. The initial provider is the medical gatekeeper and single most important player in controlling case cost. When the Company acts as the gatekeeper, whether in a Company center, in the workplace, or through its network providers, it controls the cost of treatment provided as well as the costs of specialist and ancillary services by ensuring that referrals are appropriate and required. The Company's prevention/compliance efforts support an in-depth understanding of the workplace and the workforce, facilitating optimal treatment plans and early return to work. Lost work-days are minimized when care is controlled and effectively coordinated.

The Company's treatment protocols, which have been demonstrated to be effective through outcome studies documenting reduced medical costs and fewer lost work days, are based on a sports medicine philosophy of early intervention and aggressive treatment to maximize a patient's recovery while minimizing the ultimate costs associated with the case.

As part of the Company's injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker's care. This includes referrals to specialists within a network of physicians who understand workers' compensation and the special requirements of treating work-related injuries. In a typical Company full service center or a network of its contract providers, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan, thus eliminating "system delays" (i.e., time lost as patients deal with several unrelated providers).

Another element to successfully managing work-related injuries is continuous communication to all the "key players," including the employer, employee, and third-party payers. With expectations and treatment plans clearly communicated to all involved, the Company's commitment to goal-oriented, cost-effective, quality care is evident.

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

Treatment/management services include:

      .     Work Related Injury Treatment
      .     Urgent Care
      .     Physical and Occupational Therapy
      .     Specialist Referrals
      .     Care Coordination
      .     Specialty Evaluations
            .     Independent Medical Examinations
            .     Disability Examinations
            .     Fitness for Duty and Return to Work Examinations

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

Sales and Marketing

The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. The latter parties strongly influence (and in many instances direct) an injured worker's choice of provider, while employers select providers for prevention and compliance services.

Through a sales planning and forecasting process, markets are analyzed and resources are allocated and consistently monitored to ensure maximum results. Client relations directors ("CRDs"), typically located at each Company center, are responsible for client retention and new client prospecting activities. The personal sales efforts of each CRD are supported by direct mail, selective advertising and public relations programs focused on reinforcing the Company's position as a leader in occupational health. The successful establishment of partnership relationships with clients is a key ingredient to the Company's success. During the sales process, the CRD routinely engages the expertise of the local provider team to enhance these efforts.

Agreements with Medical Providers

In most cases, medical and other professional services at the Company's centers are provided through professional corporations (collectively, the "Medical Providers") that enter into management agreements with the Company or its affiliated joint ventures, which subcontract with the Company. The Company provides a wide array of business services under these management and submanagement agreements, such as providing personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, sales, marketing and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers, under the direction of the Medical Providers, provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company's service mark "Occupational Health + Rehabilitation Inc." The management agreements typically have automatically renewing terms and specific termination rights. Management fees payable to the Company vary depending upon the particular circumstances and applicable legal requirements. These fees may include an assignment of certain accounts receivable, an allocation of a portion of net revenue, or a flat fee for each service provided by the Company.

Expansion Plan

The Company's objective is to develop a national network of regional occupational healthcare systems with full-service occupational health centers, workplace health sites, and a variety of network providers, typically affiliated with the Company's health system partners. Forming ventures, alliances and other contractual relationships with hospitals and health systems and providers in markets in which it operates is a key strategy for the Company. The Company's management team is comprised of healthcare executives who are experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of occupational health services delivery, facilitates effective assimilation of new operations. The Company believes that occupational health providers, like all other segments of the healthcare industry, have been subjected to the pressure of managed care and other cost containment efforts from employers and payers. These pressures and the expected continuance of regulatory complexities in the workers' compensation and health and safety systems have caused a growing need, in the Company's opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations such as the Company that specialize in occupational healthcare. However, because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

Health System Joint Ventures, Affiliations and Network Service Agreements

The Company's intended principal method of expansion is entering into joint ventures, affiliations, service agreements, or other contractual arrangements with health systems to develop and operate comprehensive occupational health programs based upon networks of delivery sites, including full-service centers, satellite locations and/or contract providers. There are about 3,200 hospital-based occupational health programs in the United States. Approximately half of these programs are affiliated with one of the 270 multi-hospital health systems that offer occupational health services while the rest are operated by non-health system affiliated hospitals.

Most hospital occupational health programs have developed by default. Employers and injured employees have naturally looked to the local hospital for treatment of work-related injuries. In addition, as Occupational Health and Safety Administration ("OSHA") and other safety and health regulations came into existence, hospitals again were the logical, and often only, place for employers to turn for service. The majority of the occupational health services offered by hospitals are delivered by functional departments where occupational health is a small percentage of the services rendered. Management of care, employer communications and, ultimately, successful outcomes are extremely difficult to accomplish. Because of their relatively small size in the context of the total hospital system, occupational health departments generally receive insufficient management attention, operate at a loss, and require constant funding. Consequently, many health systems are looking to acknowledged experts in the field such as the Company for effective outsourcing of their hospital-based occupational health programs.

By affiliating or contracting with the Company, health systems benefit from:

      . The Company's expertise in profitably delivering high quality care and outstanding service at the center level

      .     Minimization of capital requirements

      .     The OH+R System - a proven clinical and operating system

      . Retention of occupational health, and the resultant downstream services, as a service affiliated with the hospital, while transferring the operational responsibilities to an organization totally focused on successful operation of occupational health programs

      . Increased ability to recruit qualified providers and integrate them into an established network

      . The Company's entrepreneurial work environment that provides incentives for performance

      . The Company's expertise in sales and marketing to increase market share, occupational health revenues and referrals for other health system services

      .     Access to the Company's regional network of multi-location clients

      . Enhanced relationships with employers, many of whom are becoming directly involved in contracting with health systems to provide healthcare for their employees

Health system relationships allow the Company to leverage the name and position of the institution within a community to expedite building market share. Moreover, as healthcare reform continues, many hospitals and health systems are re-thinking their scope of activities. As a result, health systems are concentrating more of their effort and capital on core services and are more open to outsourcing important yet ancillary services such as occupational health. It is strategically important for the Company to have links to these systems in order to be well positioned to become the occupational health provider for a system.

In 1999, the Company formed a joint venture with Unity Health System in Rochester, New York and entered into a long-term service agreement with Eastern Rehabilitation Network, an affiliate of Hartford Hospital located in Hartford, Connecticut. Unity Health System is a leading provider of healthcare services in the Monroe County region of New York State. Eastern Rehabilitation Network is Connecticut's leading provider of rehabilitation services with 17 locations in Connecticut. Hartford Hospital is the largest medical center in Connecticut, serves a statewide patient population, and is a member of the Hartford Healthcare Corporation.

In March 2000, the Company formed a joint venture with SSM Health Care St. Louis to operate the latter's existing network of occupational health centers located in and around St. Louis, Missouri. SSM Health Care St. Louis is a member of SSM Health Care, a leading provider of healthcare services in St. Louis and its environs. In October 2000, the Company entered into a long-term management contract with affiliates of Baptist Hospital System, Inc. in Nashville, Tennessee to operate the Baptist Care Centers, seven ambulatory care centers located throughout the Nashville metropolitan area. Baptist Care Centers is the leading provider of occupational medicine and urgent care services in the region. Baptist Hospital System, Inc. services central Tennessee through its flagship Baptist Hospital in Nashville, the largest non-profit tertiary care hospital in the region.

The Company is continuously exploring other potential health system affiliations. Typically under these affiliations, the Company provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company's personnel costs and other expenses incurred. Moreover, in a typical joint venture, the Company will own 51% or more of the occupational health entity with the health system owning the remainder. However, there can be no assurance the Company will be successful in achieving other healthcare affiliations.

Acquisitions, Strategic Alliances and Selective Start-ups

By acquiring private practices that perform occupational medicine, physical therapy or related services, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians, which can complement the Company's direct marketing to employers. Alternatively, occupational medicine practices, including medical consulting practices focused on occupational and environmental health issues, have established relationships with employers to whom the Company may provide its more comprehensive services. Finally, related services, such as urgent care practices, can often be expanded by implementing the OH+R System to satisfy the occupational medicine needs of employers as well as offer an expanded array of services to the injured worker.

In 1999, the Company purchased certain assets of Return To Work, Inc. ("RTW") located in Springfield, Massachusetts, a NovaCare, Inc. owned facility in Londonderry, New Hampshire ("NovaCare New Hampshire"), Logan International Health Center located at Logan International Airport in East Boston, Massachusetts, and Kaiser Permanente's Workplace Health Services occupational health center located in Greenfield, Massachusetts as well as its workers' compensation managed care program based in Williston, Vermont. RTW is a physical therapy practice and was merged into the Company's joint venture with Baystate Health Systems, also located in Springfield, thereby enabling the Springfield center to implement the Company's standard integrated services model. NovaCare New Hampshire was a newly designed full service occupational health center, located outside Manchester, New Hampshire. The Logan International Health Center, formerly owned by the East Boston Neighborhood Health Center Corporation, has provided occupational health services to the Logan Airport community and other area employers for more than a decade. The Logan International Health Center has also served as an excellent alternative location for the Company's clients subsequent to the Company's closure of its South Boston location in December 1999 in connection with the Company's restructuring plan discussed below. The Company elected not to renew the managed care contract with its major client upon its expiration in June 2001 and closed its Williston, Vermont center.

In 2001, OHR-SSM, LLC, a joint venture of the Company, purchased an occupational medicine business in St. Louis, Missouri for $77,000 and recognized goodwill of $57,000. The acquired revenue stream was incorporated into the Company's existing Missouri centers. In addition, during January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased two occupational health clinics located in New Jersey and transferred the hospital system's occupational health programs to these centers. The combined purchase price of these entities was $610,000, of which $70,000 was in cash and the balance in the form of a subordinated note payable in varying installments through February 2005.

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

1999 Restructuring Plan

During the fourth quarter of 1999, the Company initiated measures designed to enhance its overall financial strength and success. These measures principally included the closure of Company centers that were either outside of the Company's core occupational health focus or were not capable of achieving significant profitability due to specific market factors. In December 1999, the Company's South Boston, Massachusetts occupational health and sports medicine center was closed and during the first quarter of 2000 its Wellesley, Massachusetts occupational health and sports conditioning center and its Essex Junction, Vermont primary care location were closed. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various positions within the Company. The plan resulted in restructuring and other charges of $2,262,000.

During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2001, the Company's obligation for future lease payments relating to the closed centers was $72,000.

Competition

Most organizations providing care for work-related injuries and illnesses in the eastern part of the United States are local providers or hospitals. The fundamental difference between the Company and these providers is the Company's focused expertise in combining multiple disciplines to address the needs of a single market segment - work-related injuries and illnesses, and prevention and compliance services. Other providers are generally organized to provide services, such as physical therapy, to a wide variety of market segments with differing needs, regardless of the source of the injury or type of patient.

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

Concentra Managed Care, Inc. is the nation's largest company focusing on occupational healthcare. U.S. HealthWorks, Inc. is in the process of assimilating the occupational health centers it acquired during 2000 from HEALTHSOUTH Corporation, a large national provider of rehabilitation services which also offered occupational health services in certain locations. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which the Company currently operates in the Northeast United States, it is beginning to see them as it moves into new markets. While the Company believes it can compete effectively with these competitors on the basis of quality and service, there can be no assurance that these competitors will not establish similar services to those offered by the Company in all its markets. These companies are larger than the Company and have greater financial resources.

Laws and Regulations

   General

As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its operations are in material compliance with applicable laws. Nevertheless, many aspects of the Company's business operations, especially those related to the special nature of the Company's relationship with the Medical Providers, have not been the subject of state or federal regulatory interpretation, and there can be no assurance that a review of the Company's or the Medical Providers' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Medical Providers or that the healthcare regulatory environment will not change so as to restrict the Company's or the Medical Providers' existing operations or their expansion.

   Workers' Compensation Legislation

Each state in which the Company operates has workers' compensation programs requiring employers to cover medical expenses, lost wages and other costs resulting from work-related injuries, illnesses and disabilities. Medical costs are paid to healthcare providers through the employers' purchase of insurance from private workers' compensation carriers, participation in a state fund or by self-insurance. Changes in workers' compensation laws or regulations may create a greater or lesser demand for some or all of the Company's services, require the Company to develop new or modified services or ways of doing business to meet the needs of the marketplace and compete effectively, or modify the fees that the Company may charge for its services.

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

   Corporate Practice of Medicine and Other Laws

Most states limit the practice of medicine to licensed individuals or professional organizations which are themselves comprised of licensed individuals and prohibit physicians and other licensed individuals from splitting professional fees with non-licensed persons. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to non-physicians exercising control over physicians engaged in the practice of medicine. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or making expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs.
Laws and regulations relating to the corporate practice of medicine, the sharing of professional fees, certificates of need and similar issues vary widely from state to state, are often vague and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and believes that its operations and planned activities do not violate any applicable medical practice, fee-splitting, certificates of need or similar laws, there can be no assurance that (i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business. In addition, the laws and regulations of some states could restrict expansion of the Company's operations into those states.

Federal regulations aimed at standardizing the format in which certain types of healthcare information is exchanged electronically and establishing standards for the security and privacy of protected healthcare information have been issued pursuant to the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Further regulations under HIPAA, as well as modifications to and interpretations of existing regulations, are expected. Compliance with these regulations may be required as early as October 2002 (a one-year extension for compliance with certain aspects of the regulations is available to entities that request it) and otherwise will be required beginning in April 2003 and at various dates thereafter. These regulations may require the Company to undertake substantial management effort and expenditures to achieve compliance over the period of time that regulations are being issued. These efforts have begun, but management is not able to quantify such costs at present.

   Fraud and Abuse Laws

A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of certain "designated health services," some of which are provided by the Medical Providers that engage the Company's management services.

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

   Environmental

The Company and the Medical Providers are subject to various federal, state, and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company's facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with the applicable law; however, any future claims or changes in environmental laws could possibly have an adverse effect on the Company and its business.

   Use of Provider Networks

The Company's provision of comprehensive healthcare management and cost containment services depends in part on its ability to contract with or create networks of healthcare providers which share its objectives. For some of its clients, the Company offers injured workers access to networks of providers who are selected by the Company or its joint venture partners for quality of care and willingness to follow the OH+R System. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks that the Company may develop or acquire. To the extent these regulations apply to the Company, the Company may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

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

Economic Conditions

The Company's success is influenced by a number of economic factors, principally employment levels and the rate of change thereof, and the general level of business activity. Adverse changes in these economic conditions may negatively affect the Company's growth and profitability.

Employees

As of March 1, 2002, the Company employed 592 individuals on a full and part-time basis. The total licensed or clinical professionals contracted or associated with the Company as of March 1, 2002 was 275, including physicians, physician assistants, nurses, nurse practitioners, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties, which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a national network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company's actual results are locating and identifying suitable partnership candidates, the ability to consummate operating agreements on favorable terms, the success of such ventures, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations and in the healthcare environment generally, and other risks described in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update such statements to reflect new, changing or unanticipated events or circumstances.

ITEM 2. PROPERTIES

The Company rents approximately 7,000 square feet of office space for its corporate offices in Hingham, Massachusetts.

The Company's centers range in size from 750 square feet to 15,239 square feet and generally have lease terms of between three years and six years with varying renewal or extension rights. A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room and ancillary areas for reception, drug testing collection, rehabilitation, client education and administration. Most centers are open from nine to twelve hours per day for five days per week.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board. The Company trades under the symbol OHRI. The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board during the periods shown below.

                                                      High         Low
                                                      ----         ---

       Quarter ended March 31, 2000...............   $3.625      $1.500
       Quarter ended June 30, 2000................    3.375       1.875
       Quarter ended September 30, 2000...........    2.375       0.750
       Quarter ended December 31, 2000............    2.500       1.250
       Quarter ended March 31, 2001...............    2.250       1.250
       Quarter ended June 30, 2001................    5.350       2.187
       Quarter ended September 30, 2001...........    4.000       2.050
       Quarter ended December 31, 2001............    2.900       1.900

The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 11, 2002, the Company's Common Stock was held by 62 stockholders of record and approximately 420 beneficial stockholders whose shares were held in "street" name.

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

The transfer agent and registrar for the Company's Common Stock is American Stock Transfer Company.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below with respect to the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998, and 1997 are derived from financial statements not included herein. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

                                                       (in thousands except share and per share data)

                                                                   Years ended December 31,
                                               -----------------------------------------------------------------
                                                  2001          2000          1999         1998          1997
                                                  ----          ----          ----         ----          ----
Consolidated Statement of Operations Data:
Revenue ...................................   $   57,017    $   43,683    $   32,148    $   23,083    $   18,307
Expenses:
Operating .................................       48,476        36,376        26,924        19,970        17,209
General and administrative ................        5,096         4,824         3,708         3,035         2,590
Depreciation and amortization .............        1,265         1,134         1,062           759           658
Restructuring .............................           --            --         2,262            --            --
                                              ----------    ----------    ----------    ----------    ----------
                                                  54,837        42,334        33,956        23,764        20,457
                                              ----------    ----------    ----------    ----------    ----------
                                                   2,180         1,349        (1,808)         (681)       (2,150)
Nonoperating gains (losses):
   Interest income ........................           45            36            51           171           334
   Interest expense .......................         (507)         (535)         (244)         (179)         (248)
   Minority interest and contractual
      settlements, net ....................         (329)          105          (590)         (318)          183
   Gain on disposition of investment ......           --            --            --            --           217
   Recovery (write-off) of note receivable.           --           248          (292)           --            --
                                              ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes and
      cumulative effect of change in
      accounting principle ................        1,389         1,203        (2,883)       (1,007)       (1,664)
Tax provision/(benefit) ...................       (2,695)           34            --            --            --
                                              ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
      change in accounting principle ......        4,084         1,169        (2,883)       (1,007)       (1,664)
Cumulative effect of change in accounting
      principle ...........................           --            --            --          (155)           --
                                              ----------    ----------    ----------    ----------    ----------
Net income (loss) .........................   $    4,084    $    1,169    $   (2,883)   $   (1,162)   $   (1,664)
                                              ==========    ==========    ==========    ==========    ==========

Net income (loss) available to
      common shareholders - basic .........   $    3,390    $      473    $   (3,011)   $   (1,177)   $   (1,681)
                                              ==========    ==========    ==========    ==========    ==========
Weighted average common shares
      outstanding - basic .................    1,479,591     1,479,510     1,479,450     1,479,141     1,573,471
                                              ==========    ==========    ==========    ==========    ==========
Income (loss) before cumulative effect of
      change in accounting principle ......   $     2.29    $     0.32    $    (2.04)   $    (0.69)   $    (1.07)
Cumulative effect of change in
      accounting principle ................           --            --            --         (0.11)           --
                                              ----------    ----------    ----------    ----------    ----------

Net income (loss) per common share ........   $     2.29    $     0.32    $    (2.04)   $    (0.80)   $    (1.07)
                                              ----------    ----------    ----------    ----------    ----------

Net income (loss) available to
      common shareholders
      - assuming dilution .................   $    3,402    $      485    $   (3,011)   $   (1,177)   $   (1,681)
                                              ==========    ==========    ==========    ==========    ==========

Weighted average common shares
      outstanding
      - assuming dilution .................    3,161,331     2,935,745     1,479,450     1,479,141     1,573,471
                                              ==========    ==========    ==========    ==========    ==========

Income (loss) before cumulative effect of
      change in accounting principle ......   $     1.08    $     0.17    $    (2.04)   $    (0.69)   $    (1.07)
Cumulative effect of change in
      accounting principle ................           --            --                       (0.11)           --
                                              ----------    ----------    ----------    ----------    ----------
Net income (loss) per common share
      - assuming dilution .................   $     1.08    $     0.17    $    (2.04)   $    (0.80)   $    (1.07)
                                              ==========    ==========    ==========    ==========    ==========

                                                              December 31,
Consolidated Balance Sheet Data:           2001       2000        1999       1998      1997
                                           ----       ----        ----       ----      ----
Working capital ......................   $ 4,375   $  1,935    $  2,803    $ 3,694   $ 5,197
Total assets .........................    23,606     22,148      17,160     14,479    14,573
Long-term debt less, current portion .     1,229      1,614       2,906      1,116     1,386
Redeemable convertible preferred stock     9,973      9,279       8,583      8,455     8,440
Stockholders' equity (deficit) .......     1,433     (1,957)     (2,430)       581     1,757

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

The Company's operations have been funded primarily through venture capital investments, the Merger and lines of credit. The Company's growth has resulted predominantly from the formation of joint ventures, long-term management agreements, acquisitions and development of businesses principally engaged in occupational healthcare.

The discussion and analysis of the financial condition and results of operations of the Company are based on the Company's consolidated financial statements, included elsewhere within this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Critical Accounting Policies

    Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

    Provision for Doubtful Accounts

Accounts receivable consist primarily of amounts due from third-party payers (principally, managed care companies and commercial insurance companies) as well as amounts due from private individuals. Estimated provisions for doubtful accounts are recorded to the extent that it is probable that a portion or all of a particular account receivable will not be collected. The Company estimates the provision for doubtful accounts based on a number of factors including payer type, historical collection patterns, and the age of the receivable. Changes in estimates for particular accounts receivable are recorded in the period in which the change occurs.

    Impairment of Property and Equipment and Intangible Assets

The Company reviews the carrying value of its property and equipment and intangible assets on a quarterly basis. The Company's review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers a number of factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results, and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the years ended December 31, 2001 and 2000, the Company did not recognize any adjustments to the carrying value of its property and equipment and intangible assets

    Reserves for Employee Health Benefits

The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance such that the Company's liability for health insurance is limited. At the end of each quarter, the Company records an accrued expense for estimated health benefit claims incurred but not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends, and recent claims history. This accrual is by necessity based on estimate and is subject to ongoing revision as conditions change and as new data present themselves. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that adoption of SFAS 142 will result in an increase in net income in 2002 of approximately $300.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe that adoption of SFAS 143 will have a material impact on its financial statements.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe that adoption of SFAS 144 will have a material impact on its financial statements.

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

                                                          Years Ended December 31,
                                                          ------------------------
                                                          2001      2000      1999
                                                          ----      ----      ----
Revenue ............................................     100.0%    100.0%    100.0%
Operating expenses .................................     (85.0)    (83.3)    (83.8)
General and administrative expenses ................      (8.9)    (11.0)    (11.5)
Depreciation and amortization expense ..............      (2.2)     (2.6)     (3.3)
Restructuring expense ..............................        --        --      (7.0)
Interest income ....................................       0.1       0.1       0.2
Interest expense ...................................      (0.9)     (1.2)     (0.8)
Minority interest and contractual settlements, net .      (0.6)      0.2      (1.8)
Recovery (write-off) of note receivable ............        --       0.6      (0.9)
Tax (provision) benefit ............................       4.7      (0.1)       --
                                                         -----     -----     -----
Net income (loss) ..................................       7.2%      2.7%     (8.9)%
                                                         =====     =====     =====

RESULTS OF OPERATIONS (dollar amounts in thousands)

Years Ended December 31, 2001 and 2000

   Revenue

Revenue increased 30.5% to $57,017 in 2001 from $43,683 in 2000. Of the total increase, $778 was attributable to a center brought under management during 2001. Revenue at centers in operation during all of 2001 and only portions of 2000, grew $13,186 or 30.8%. These increases were partially offset by the elimination of $630 of revenue generated in the prior year by centers which were subsequently closed. Revenue growth at centers open for comparable periods in each year grew 6.5%, primarily due to volume.

   Operating, General and Administrative Expenses

Operating expenses increased 33.3% to $48,476 in 2001 from $36,376 in 2000. This increase principally reflects a full year of expenses at centers brought under management during 2000. As a percentage of revenue, operating expenses increased by 1.7 percentage points to 85.0% in 2001 from 83.3% in 2000. In certain centers that are operated under joint venture or management contracts, the Company's contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a non-operating gain. These early stage, unprofitable operations negatively affect the Company's overall operating expenses as a percentage of revenue. Generally, full implementation of the Company's operating model reduces operating expenses resulting in the more profitable operations seen in mature centers.

General and administrative expenses increased 5.6% to $5,096 in 2001 from $4,824 in 2000. The increase was primarily due to an increase in field management staffing. As a percentage of revenue, general and administrative expenses declined by 2.1 percentage points to 8.9% in 2001 from 11.0% in 2000, reflecting the Company's leveraging of its fixed costs on its revenue growth.

   Depreciation and Amortization

Depreciation and amortization expense increased 11.6% to $1,265 in 2001 from $1,134 in 2000. The increase was primarily due to information services-related capital expenditures. As a percentage of revenue, depreciation and amortization fell to 2.2% in 2001 from 2.6% in 2000, primarily due to the increase in revenue.

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

The total number of employees terminated in conjunction with the restructuring plan was 64, all of whom terminated employment with the Company by the end of the first quarter of 2000. The employees affected by the restructuring plan included medical, physical therapy, and administrative staff at the closed centers.

The restructuring charges primarily included severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments relating to the closed centers, contractual expenses including lease abandonment costs, the write down of receivables at closed centers deemed to be uncollectible, and miscellaneous related charges.

During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2001, the Company's obligation for future lease payments relating to the closed centers was $72. Details of the restructuring and other charges are as follows:

                                           December 31, 2000     December 31, 2001
                                 Initial   -----------------     -----------------
Description                      Charge   Payments   Accruals   Payments   Accruals
-----------                      ------   --------   --------   --------   --------
Accrued liabilities
Severance costs ..............   $  151   $    143   $     --   $     --   $     --
Lease abandonment costs ......      683        466        217        145         72
Miscellaneous ................       68         68         --         --         --
                                 ------   --------   --------   --------   --------
                                    902   $    677   $    217   $    145   $     72
                                 ======   ========   ========   ========   ========

Asset impairments
Fixed asset writedowns and
disposals.....................      319
Goodwill impairment...........      340
Receivable writedown..........      690
Miscellaneous.................       11
                                -------
                                 $2,262
                                 ======

In 1999, revenues associated with the closed centers were $3,492 and net operating losses were $565.

   Interest Expense

Interest expense decreased to $507 in 2001 from $535 in 2000. The decrease was due both to lower interest rates and to lower average loan balances on the Company's line of credit. As a percentage of total revenue, interest expense fell to 0.9% in 2001 from 1.2% in 2000.

   Tax Provision/(Benefit)

At December 31, 2001, the Company, having determined that its operating results and forecasted future income supported an assertion that ultimate realization of its net deferred tax assets was more likely than not, fully released the valuation allowance which had in prior years offset such deferred tax assets, and recorded a deferred tax benefit of $2,768.

   Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2001, the minority interest in net profits of subsidiaries increased to $(699) from $(510) in 2000, due to greater aggregate profits of the joint venture operations. Contractual settlements represent payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the partners' share of operating (profits) or losses, respectively. In 2001, the Company recorded receipt of $370 of funded operating losses and contractual settlements compared to $615 in 2000.

Years Ended December 31, 2000 and 1999

   Revenue

Revenue increased 35.9% to $43,683 in 2000 from $32,148 in 1999. Of the total increase, $5,746 was attributable to centers brought under management during 2000. Revenue at centers owned at the end of 1999 increased $9,321. These increases were partially offset by the elimination of $3,532 of revenue generated in the prior year by centers closed during the fourth quarter of 1999. Revenue growth at centers open for comparable periods in each year grew 11.2% in 2000 primarily due to volume growth.

   Operating, General and Administrative Expenses

Operating expenses increased 35.1% to $36,376 in 2000 from $26,924 in 1999. This increase was primarily due to additional centers coming under management as a result of both a new joint venture and a new long-term management contract. As a percentage of revenue, operating expenses declined by 0.5 percentage points to 83.3% in 2000 from 83.8% in 1999. The centers, in aggregate, increased their profitability in 2000 with greater volume creating an improved critical mass.

General and administrative expenses increased 30.1% to $4,824 in 2000 from $3,708 in 1999. The increase was primarily the result of the Company continuing to add resources in information services, accounting, and medical oversight in line with the expansion of the Company's operations. As a percentage of revenue, general and administrative expenses declined by 0.5 percentage points to 11.0% in 2000 from 11.5% in 1999, primarily due to the increase in revenue.

   Depreciation and Amortization

Depreciation and amortization expense increased 6.8% to $1,134 in 2000 from $1,062 in 1999. The increase was attributable to the addition of new centers during the year and the resultant need to expand the information systems infrastructure, partially offset by the elimination of $121 of depreciation at centers closed during the fourth quarter of 1999. As a percentage of revenue, depreciation and amortization decreased to 2.6% in 2000 from 3.3% in 1999 due to the increase in revenue.

   Interest Expense

Interest expense increased to $535 in 2000 from $244 in 1999. The increase was due primarily to the Company utilizing its bank line of credit to finance working capital. As a percentage of total revenue, interest expense rose to 1.2% in 2000 from 0.8% in 1999 due primarily to increases in interest rates.

   Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2000, the minority interest in net profits of subsidiaries fell to $510 from $590 in 1999, due to lower aggregate profits of the joint venture operations. Contractual settlements represent payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the partners' share of operating (profits) or losses, respectively. In 2000, the Company recorded receipt of $615 of funded operating losses and contractual settlements. There were no contractual settlements in 1999.

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

Significant Accounting Contractual Obligations

The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                           Payments due by Period
                                  -----------------------------------------
                                            Less Than      1 - 3      4 - 5
                                    Total      1 Year      Years      Years
                                  -------     -------      -----      -----
Long-term debt (1)                $ 3,719      $2,781     $  938       $  -
Capital lease obligations             589         263        326          -
Operating leases                    7,049       2,372      4,083        594
                                  -------     -------     ------      -----
Total contractual obligations     $11,357      $5,416     $5,347       $594
                                  =======     =======     ======      =====
------------
(1) Includes $2,094 drawn on revolving line of credit. As of December 31, 2001, the amount available under the lender's borrowing base formula was $6,368. See Note 4 in the consolidated notes to the financial statements.

Liquidity and Capital Resources

At December 31, 2001, the Company had $4,375 in working capital compared to $1,935 in 2000 and $2,803 in 1999. The Company has utilized its funds in its expansion effort and for working capital. The Company's principal sources of liquidity as of December 31, 2001 consisted of (i) cash and cash equivalents aggregating $1,607 and (ii) accounts receivable of $11,211.

Working capital fluctuations have been primarily due to increases in accounts receivable and other current assets offset by increases in accounts payable and accrued expenses. In addition, a valuation allowance which had in prior years offset the Company's deferred tax assets was released in December 2001, resulting in the recognition of current deferred tax assets of $790 and long-term deferred tax assets of $1,978.

Accounts receivable increased from $7,105 in 1999 and $11,015 in 2000 to $11,211 in 2001. The increase of $3,910 from 1999 to 2000 primarily reflects the growth in the Company's revenues resulting from the addition of new centers. In 2001, accounts receivable increased only $196 despite an increase in revenue of $13,334, principally due to improved collections. Days sales outstanding at December 31, 2001 were 72 compared to 78 at the end of the prior year after annualizing revenue at centers added during 2000. Accounts payable and accrued expenses increased to $6,755 in 2001 from $6,403 in 2000 and $5,062 in 1999. The increase of $352 in 2001 over 2000 was primarily due to an additional day of accrued payroll. The increase of $1,341 in 2000 over 1999 was primarily due to the addition of new centers during the year. In 1999, the Company recognized a restructuring liability of $894. At December 31, 2001, the balance on this liability was $72, of which $48 was a current liability, and related to future rent payments due under leases at centers closed during 1999.

Net cash provided (used) by operating activities in 2001 was $3,957 compared to $(1,142) in 2000 and $943 in 1999. The primary uses of cash have been the funding of working capital in centers either in early stages of development or which were recently acquired and, in 1999, to fund the Company's operating losses.

Net cash used in investing activities was $536, $292 and $2,126 in 2001, 2000 and 1999, respectively. The Company's investing activities included fixed asset additions of $595, $687 and $480 in 2001, 2000 and 1999, respectively. Fixed asset additions were primarily for information system-related items. In 1999, investing activities included the purchase of three occupational medicine centers, a physical therapy practice, and a contribution to a joint venture with an aggregate cash outlay of $938.

During the twelve months ended December 31, 2001, 2000 and 1999, the Company paid cash of $773, $610 and $587, respectively, relating to distributions to its joint venture partners. Distributions of joint venture subsidiary cash to the Company and its joint venture partners allows the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make future distributions, depending upon the cash balances in the joint venture accounts.

In 2001 and 2000, investing activities included receipt by the Company of $872 and $1,199, respectively, under an agreement whereby a hospital system provided working capital necessary to fund the working capital deficiencies (as defined) during the first twelve months of operations. At December 31, 2001, the Company recognized a negative net intangible asset of $629 from this agreement, representing the net difference of payments made by, or committed to, each party to induce the other to enter into the management agreement. At December 31, 2000, the Company recognized a net intangible asset of $244 in respect of this agreement and recorded the amount payable by the Company of $2,000 as a non-cash transaction net of a discount of $531. The amount is payable by the Company over a five year period. At December 31, 2001, the amount payable was $1,181, net of a discount of $419.

In 2001, investing activities included the purchase of a physician business with a cash outlay of $77. In 1999, investing activities included the purchase of three occupational medicine centers, a physical therapy practice and a contribution to a joint venture with an aggregate cash outlay of $938. In addition, the Company paid $211, $270 and $296 in 2001, 2000 and 1999, respectively, relating to earnouts in connection with previously acquired businesses.

Net cash provided (used) by financing activities was $(3,257), $1,365 and $1,133 in 2001, 2000 and 1999, respectively. In 2001, the Company paid down $2,153, net of advances, under its line of credit, principally as a result of improved receivables collections and profitable operations. In 2000 and 1999, the Company received net advances of $2,245 and $1,706, respectively, under its lines of credit, and in 1999, $204 from its leasing lines. The funds drawn down from the credit lines were utilized to fund acquisitions, working capital needs and equipment purchases. The Company used funds of $1,072, $766 and $819 in 2001, 2000 and 1999, respectively, for the payment of long-term debt and capital lease obligations.

The Company expects that its principal use of funds in the near future will continue to be in connection with acquisitions and the formation of joint venture entities, working capital requirements, debt repayments, purchases of property and equipment, and possibly the payment of dividends on the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At December 31, 2001, and 2000, $1,473 and $793, respectively, of dividends have been accrued and included in the carrying value of the preferred stock.

Holders of Preferred Stock constituting a majority of the then outstanding shares of Preferred Stock may, by giving notice to the Company at any time after November 5, 2001, require the Company to redeem all of the outstanding shares of the Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments. Had the holders of the Preferred Stock put their shares for redemption at December 31, 2001, the Company would have been obligated to pay the Preferred Stock holders $2,493, $2,663, $2,833 and $3,003 on January 31, 2002, 2003, 2004 and 2005, respectively.

In December 2000, the Company entered into an agreement with DVI Business Credit Corporation (DVI), a specialty finance company for healthcare providers, for a three-year revolving credit line of up to $7,250 (the "Credit Line"). The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is the prime rate plus 1%. The Credit Line contains quarterly net worth, leverage and fixed charge ratio covenants as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. At December 31, 2001, the maximum amount available under the borrowing base formula was $6,368 and the interest rate was 5.75%. The amount outstanding on the Credit Line at December 31, 2001 and 2000 was $2,094 and $4,247, respectively.

In March 2001, the Company entered into an agreement for an Equipment Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31 month Treasury Note ("T-Note") plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At December 31, 2001, $372 was outstanding on the Lease Line.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2001. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

    Interest rates

The Company's balance sheet includes a revolving credit facility and a lease line, both of which are subject to interest rate risk. The loans are priced at floating rates of interest. As a result, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed sensitivity analysis as of December 31, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2001, the executive officers and directors of the Company were:

         Name                       Age              Position with the Company
         ----                       ---              -------------------------
John C. Garbarino................    49     President, Chief Executive Officer and Director
Lynne M. Rosen...................    40     Chief Operating Officer
H. Nicholas Kirby................    52     Senior Vice President, Corporate Development
Pamela G. Fine...................    41     Senior Vice President, Sales and Marketing
Keith G. Frey....................    62     Chief Financial Officer and Secretary
William B. Patterson, MD, MPH...     53     Chair, Medical Policy Board
Edward L. Cahill.................    48     Director
Kevin J. Dougherty...............    55     Director
Angus M. Duthie..................    61     Director
Donald W. Hughes.................    51     Director
Frank H. Leone...................    57     Director
Steven W. Garfinkle..............    43     Director

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

Lynne M. Rosen, a founder of OH+R, was appointed Chief Operating Officer in October 2001. She had served as Senior Vice President, Operations of the Company since March 1999. From 1997 to 1999, Ms. Rosen served as Senior Vice President, Planning and Development. Ms. Rosen had previously held the positions of Vice President and Assistant Secretary since the Merger. From April 1988 through June 1992, Ms. Rosen held various positions with Occupational Orthopaedic Center, Inc., including general manager. Ms. Rosen was an athletic trainer at the University of Pennsylvania Sports Medicine Center from 1986 to March 1988 and at the University of Rhode Island from 1985 to 1986. She has published several papers and made a number of presentations in the area of orthopedic rehabilitation.

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

William B. Patterson, MD, MPH, FACOEM, was appointed Chair of the Company's Medical Policy Board in September 1998. Previously he served as Medical Director of the Company's Massachusetts operations from August 1997, when New England Health Center, a company of which he was the founder and President since 1990, was acquired by the Company. Dr. Patterson is board certified in internal and occupational medicine. He has served as President of the New England College of Occupational and Environmental Medicine and is on its Board of Directors. Dr. Patterson also serves as an assistant professor at the Boston University School of Public Health and has been consultant to many large corporations and government agencies in occupational and environmental medicine.

Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a General Partner of HLM Management, an asset management firm established to invest in venture capital and small capitalization growth companies. He was a founding partner of Cahill, Warnock & Company, LLC ("Cahill, Warnock"), a private equity firm. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of Centene Corp. (Nasdaq: CNTE), Johns Hopkins Medicine and several private companies.

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

Donald W. Hughes has served as a director of the Company since December 1997 and is a General Partner and Chief Financial Officer of Cahill, Warnock. Prior to joining Cahill, Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. (Nasdaq: DOSE) from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company Inc., a closely-held investment management company from July 1984 to November 1995. Mr. Hughes is also a director of Touchstone Applied Science Associates, Inc. (OTCBB: TASA) and several private companies.

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

The directors are elected to three year terms or until their successors have been duly elected and qualified. The terms of Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle expire at the 2002 Annual Meeting of Stockholders. The terms of Edward L. Cahill and Donald W. Hughes expire in 2003. The terms of Kevin J. Dougherty and Frank H. Leone expire in 2004.

Pursuant to the terms of the Series A Convertible Preferred Stock contained in the Company's Restated Certificate of Incorporation, as amended, the holders of the Series A Convertible Preferred Stock, voting as a single class, are entitled to elect two directors of the Company. Mr. Cahill and Mr. Hughes currently serve as these directors. Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") dated as of November 6, 1996 by and among the Company and certain of the Company's stockholders, such stockholders have agreed to vote all of their shares of Preferred Stock and Common Stock to elect certain nominees to the Company's Board of Directors. The Stockholders' Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders' Agreement (presently, Kevin J. Dougherty); (c) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); and (d) two persons unaffiliated with the management of the Company, the ("Independent Directors") and mutually agreeable to all of the other directors (presently, Frank H. Leone and Steven W. Garfinkle). Angus M. Duthie was most recently elected a director in 1999 as the designee of the Telor Principal Stockholders, as defined in the Stockholders' Agreement. The Stockholders' Agreement was amended on May 24, 2001, in connection with the distribution by Prince Venture Partners III, L.P. to its partners of the shares of Common Stock held by it, for the purpose of terminating the right of the Telor Principal Stockholders to designate a director and releasing them from their obligations under the Stockholders' Agreement arising from their status as Telor Principal Stockholders.

Executive officers serve at the discretion of the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Other Key Officers

As of December 31, 2001, other key contributing officers of the Company were:

Name                                   Age  Position with the Company
Mark S. Flieger.....................   45   Senior Vice President, Information Services
David R. McLarnon...................   47   Vice President, Workplace Health Division
Patti E. Walkover...................   47   Vice President, Network Operations
Janice M. Goguen....................   38   Vice President, Finance and Controller
Mary E. Kenney......................   52   Vice President, Northeast Operations

Mark S. Flieger joined the Company as Vice President, Information Services in July 2000 and in December 2001 was appointed Senior Vice President, Information Services. From 1995 to 2000, Mr. Flieger held several leadership positions with Harvard Pilgrim Health Care, including Senior Director, Information Technology Office, Y2K Program Manager, and Manager, IT Services for a five center primary care practice in Rhode Island.

David R. McLarnon has served as Vice President, Workplace Health Division since 1999. He joined the Company in December 1996 as Vice President, Operations. From January 1994 to November 1996, Mr. McLarnon was Corporate Vice President, Ambulatory Division of AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation, and was responsible for outpatient rehabilitation operations in a seven-state region. From June, 1992 to December, 1993, Mr. McLarnon held positions with the Mediplex Group, Inc. pursuant to which he served as an administrator of outpatient rehabilitation services for the company's operations in Denver, Colorado as well as provided development and administrative services for certain of the company's comprehensive outpatient rehabilitation facilities in Florida.

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

Mary E. Kenney has served as Vice President, Northeast Operations since October 2001. She joined the Company in January 1995 as Manager of Clinical Services, Maine and served as Regional Operations Director - Maine from May 1998 through September 2001. From May 1990 through December 1994, Ms. Kenney served as Executive Director for the Center for Health Promotion, a division of Maine Medical Center, the largest single provider of occupational medical services in the state of Maine. Other leadership positions included Program Director for Health Promotion and Cardiac Rehabilitation for Geisinger Medical Center in Pennsylvania. In these positions, Ms. Kenney was responsible for the start-up and development of the programs, as well as financial and operational oversight.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's executive officers, as defined for the purposes of
Section 16(a) of the Act, and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Except for the late filing of Form 3 with respect to the appointment in December 2001 of William B. Paterson, MD, MPH as an executive officer of the Company, and based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2001, all such reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain information regarding the compensation paid by the Company to the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 in 2001 (together the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                   Compensation
                                                                                      Awards
                                                                                    Securities         All Other
                                                       Annual Compensation          Underlying        Compensation
Name and Principal Position                  Year     Salary ($)    Bonus ($)       Options (#)         ($) (1)
---------------------------                  ----     ----------    ---------       -----------         -------
John C. Garbarino ........................   2001      215,000       10,500            25,000            12,684
  President and Chief Executive Officer      2000      200,000       40,000           110,000             4,686
                                             1999      180,000       18,000            60,000(2)          3,338

Lynne M. Rosen ...........................   2001      165,000       10,000            20,000             2,290
   Chief Operating Officer (3)               2000      150,000       25,000            50,000             3,456
                                             1999      140,000       14,000             5,000(2)          2,953

H. Nicholas Kirby ........................   2001      150,000        5,000             3,000             4,154
  Senior Vice President,                     2000      150,000       10,000            14,000             3,658
    Corporate Development                    1999      139,231       14,000            15,000(2)          1,385

Pamela G. Fine ...........................   2001      135,000        5,000             5,000             6,909
  Senior Vice President, Sales & Marketing   2000      120,000       20,000            10,000             6,087
                                             1999      115,385       12,000            25,000(2)            554

Keith G.  Frey (4) .......................   2001      140,000       10,000            20,000             9,758
  Chief Financial Officer and Secretary      2000       28,090        3,000            40,000               194

William B. Patterson, MD, MPH (5)(6) .....   2001      146,250        7,500            16,500             2,553
  Chair, Medical Policy Board

----------
(1) Includes primarily the Company's contribution under the Company's 401(k) plan and car allowances.

(2) These options or a portion thereof represent an extension of a 1998 grant that was to vest fully on December 31, 1999 upon the achievement of certain goals and other criteria. Since such goals and other criteria were not achieved on December 31, 1999, these options became null and void as of such date.

(3) Chief Operating Officer since October 1, 2001; Senior Vice President, Operations since March 1999.

(4) Mr. Frey joined the Company in September 2000. Compensation in 2000 excludes $28,130 in consulting fees paid to Mr. Frey prior to his joining the Company.

(5) Dr. Patterson was appointed an executive officer of the Company in December 2001.

(6) During 2001, the Company also paid Dr. Patterson $178,520 as final payments due him in connection with the sale of his business to the Company in 1997. This amount was comprised of an additional purchase price payment of $111,645 based on the performance of his former business during the twelve months ended July 31, 2001, a principal payment of $62,500 under a subordinated note, and accrued interest thereon of $4,375.

Option Grants

The following table sets forth information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                                                                               Realizable Value
                                                                                                Assumed Annual
                                        Number of      % of Total                               Rates of Stock
                                       Securities        Options                              Price Appreciation
                                       Underlying      Granted to   Exercise                  For Option Term (2)
                                     Options Granted    Employees     Price     Expiration    -------------------
Name                                     (#) (1)         in 2001    Per Share      Date          5%        10%
----                                 ---------------   ----------   ---------   ----------    --------   --------
John C. Garbarino ...............        25,000           19.2%       $2.00      12/12/11      $31,400   $79,700

Lynne M. Rosen ..................        20,000           15.4%       $2.00      12/12/11       25,200    63,800

H. Nicholas Kirby ...............         3,000            2.3%       $2.00      12/12/11        3,800     9,600

Pamela G. Fine ..................         5,000            3.8%       $2.00      12/12/11        6,300    15,900

Keith G. Frey ...................        20,000           15.4%       $2.00      12/12/11       25,200    63,800

William B. Patterson, MD, MPH ...        16,500           12.7%       $2.00      12/12/11       20,800    52,600

(1) Options granted vest ratably over 4 years on each of the first four anniversary dates of the grant date.

(2) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.

Option Exercises and Year-End Values

The following table sets forth information concerning option holdings as of December 31, 2001 with respect to the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                Number of Securities          Value of Unexercised
                                    Shares                     Underlying Unexercised         in-the Money Options
                                   Acquired                     Options at FY-End (#)             at FY-End (1)
                                      On         Value        ------------------------      --------------------------
Name                             Exercise (#)  Realized ($)   ExercisableUnexercisable       Exercisable Unexercisable
----                             ------------  ------------   ------------------------      --------------------------
John C. Garbarino..............       ---           ---         182,040       107,500         $20,525     $32,750
Lynne M. Rosen.................       ---           ---          49,037        57,500           7,542      20,875
H. Nicholas Kirby..............       ---           ---          40,370        22,250           2,113       4,200
Pamela G. Fine.................       ---           ---          12,500        22,500           2,875       5,625
Keith G. Frey..................       ---           ---          10,000        50,000           3,500      14,500
William B. Patterson, MD, MPH..       ---           ---          17,750        34,750           1,900       6,200

(1) Based on the fair market value of the Company's Common Stock as of December 31, 2001 ($2.20) minus the exercise price of options.

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

Upon election to the Company's board of directors, each Independent Director was granted a non-qualified stock option to purchase 20,000 shares of the Company's Common Stock. In December 2001, each Independent Director was granted a non-qualified stock option to purchase 5,000 shares of the Company's Common Stock as compensation for services rendered in 2001. Except for the Independent Directors, the Company granted in December 2001 to each director who was not an employee a non-qualified stock option to purchase 2,000 shares of the Company's Common Stock as compensation for services rendered in 2001. The exercise price of all such option grants was the fair market value of the Company's Common Stock on the date of grant. All such options vest ratably over four years on each of the first four anniversary dates of the dates of grant and are exercisable for a period of ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2002 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock or Preferred Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Executive Officer of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock indicated.

                                                             Common                   Preferred                     Percent of
                                                             Shares                    Shares                          Total
                                                          Beneficially     Percent   Beneficially    Percent          Voting
Name and Address of Beneficial Owner                          Owned       of Class      Owned        of Class          Power
------------------------------------                          -----       --------      -----        --------          -----
Cahill, Warnock Strategic Partners Fund, L.P. (1) (2)             --           --       679,042         47.9%           23.4%
    One South Street, Suite 2150
    Baltimore, MD 21202

Venrock Entities (1) (3) ............................         80,117          5.4%      166,667         11.8%            8.5%
     30 Rockefeller Plaza, Room 5508
     New York, NY 10112

FleetBoston Financial Corporation (1) (4) ...........        115,636          7.8%      100,000          7.1%            7.4%
     100 Federal Street
     Boston, MA 02110

The Venture Capital Fund
       of New England III, L.P. (1) (5) .............        115,636          7.8%       66,667          4.7%            6.3%
     30 Washington Street
     Wellesley Hills, MA 02481

Asset Management Associates 1989, L.P. (1) (6) ......         90,352          6.1%       83,333          5.9%            6.0%
     480 Cowper Street, 2nd Floor
     Palo Alto, CA 94301

Pantheon Global PCC Limited (7) .....................             --           --       173,334         12.2%            6.0%
     Commerce House
     Les Banques
     St. Peter Port
     Guernsey, Channel Islands

Einar Paul Robsham (8) ..............................        142,680          9.6%           --           --             4.9%
     P.O. Box 5183
     Cochituate, MA 01778

Axa Assurances I.A.R.D. Mutuelle (9) ................             --           --        86,667          6.1%            3.0%
     370, rue Saint Honore
     75001 Paris, France

Joel Sheriff (10) ...................................         76,800          5.2%           --         --               2.7%
     32 Hollow Wood Lane
     Greenwich, CT 06831

State of Wisconsin Investment Board (11) ............         74,850          5.1%           --         --               2.6%
     P.O. Box 7842


     Madison, WI 53707

John C. Garbarino (1) (12) ..........................        274,109         16.3%           --         --               8.8%
Lynne M. Rosen (1) (13) .............................         78,068          5.1%           --         --               2.6%
H. Nicholas Kirby (14) ..............................         56,120          3.7%           --         --               1.9%
Pamela G. Fine (15) .................................         18,750          1.3%           --         --                *
Keith G. Frey (16) ..................................         10,000           *             --         --                *
William B. Patterson, MD, MPH (17) ..................         28,550          1.9%           --         --               1.0%
Edward L. Cahill (18) ...............................         12,500           *             --         --                *
Kevin J. Dougherty (19) .............................         12,500           *             --         --                *
Angus M. Duthie (20) ................................         33,180          2.2%           --         --               1.1%
Donald W. Hughes (21) ...............................         11,700           *             --         --                *
Steven W. Garfinkle (22) ............................         18,750          1.3%           --         --                *
Frank H. Leone (23) .................................         18,750          1.3%           --         --                *

All directors and executive officers as a group .....        572,977         29.8%           --         --              13.1%
    (12 persons) (24)

----------
  *      Less than 1%

(1) Each of the stockholders who is a party to a certain Stockholders' Agreement dated as of November 6, 1996, as amended as of May 24, 2001, by and among the Company and certain of its stockholders (the "Stockholders' Agreement") may be deemed to share voting power with respect to, and therefore may be deemed to beneficially own, all of the shares of the Common Stock and Preferred Stock subject to the Stockholders' Agreement. Such stockholders disclaim such beneficial ownership.

(2) Edward L. Cahill and Donald W. Hughes, directors of the Company, are General Partners of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.

(3) Consists of 55,316 shares of Common Stock and 66,667 shares of Preferred Stock held by Venrock Associates and 24,801 shares of Common Stock and 100,000 shares of Preferred Stock held by Venrock Associates II, L.P. Michael C. Brooks, Joseph E. Casey, Anthony B. Evnin, Thomas R. Frederick, Terrence J. Garnett, David R. Hathaway, Bryan E. Roberts, Ray A. Rothrock, Kimberley A. Rummelsberg, Anthony Sun, and Michael F. Tyrell are General Partners of Venrock Associates and of Venrock Associates II, L.P. Patrick
      F. Laterell is also a General Partner of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.

(4) Consists of 115,636 shares of Common Stock reported as beneficially owned in Schedule 13G dated February 14, 2002 as filed with the Securities and Exchange Commission (the "SEC") by FleetBoston Financial Corporation as a holding company on behalf of its subsidiary, BancBoston Ventures Inc., and 100,000 shares of Preferred Stock held in the name of BancBoston Ventures Inc.

(5) Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.

(6) Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share voting and investment power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.

(7) Shares reported as beneficially owned in Schedule 13G dated July 10, 2000 as filed with the SEC to report shares held by Pantheon Global PCC Limited for its own account for the benefit of its shareholders, Pantheon Global Secondary Fund, L.P., Pantheon Global Secondary Fund, Ltd. and Pantheon International Participations, PLC.

(8) Includes 78,419 shares reported as beneficially owned in Schedule 13D dated January 11, 1996 as filed with the SEC.

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

(11) Shares reported as beneficially owned in Schedule 13G dated February 15, 2002 as filed with the SEC.

(12) Includes 202,040 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002.

(13) Includes 55,287 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002.

(14) Includes 49,120 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002.

(15) Consists entirely of 18,750 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002.

(16) Consists entirely of 10,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002

(17) Includes of 20,250 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002

(18) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Cahill is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.

(19) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 5.

(20) Includes 12,250 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002

(21) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002. Does not include 679,042 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 37,625 shares of Common Stock issuable upon conversion of shares of Preferred Stock held by Strategic Associates, L.P. Mr. Hughes is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Hughes disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.

(22) Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002

(23) Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002.

(24) Includes an aggregate of 442,147 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2002. Does not include an aggregate of 115,636 shares of Common Stock and an aggregate of 783,334 shares of Preferred Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 5, 18, 19 and 21.

ITEM l3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 2001.

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

4.03   (a)  Loan and Security Agreement dated and effective as of December 15,
            2000 by and between the Company and DVI Business Credit Corporation ("DVI") (Filed as Exhibit 4.03(a) to Form 10-K for the fiscal year ended December 31 2000, File No. 0-21428, and incorporated by reference herein).

       (b) Secured Promissory Note dated December 15, 2000 payable to DVI (Filed as Exhibit 4.03(b) to Form 10-K for the fiscal year ended December 31 2000, File No. 0-21428, and incorporated by reference herein).

10.01 Termination Agreement among the Company and certain security holders dated as of June 1, 1996.*

10.02 Employment Agreement by and between the Company and John C. Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

10.03  (a)  Registration Rights Agreement among the Company and certain security holders dated as of June 6, 1996 (Filed as Exhibit 10.01 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

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

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000

                                    CONTENTS

Reports of Independent Accountants....................................    F-2/3

Consolidated Financial Statements
    Consolidated Balance Sheets.......................................    F-4
    Consolidated Statements of Operations.............................    F-5
    Consolidated Statements of Stockholders' Equity (Deficit) and
    Redeemable Stock..................................................    F-6
    Consolidated Statements of Cash Flows.............................    F-7
    Notes to Consolidated Financial Statements........................    F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Occupational Health + Rehabilitation Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 36 present fairly, in all material respects, the financial position of Occupational Health + Rehabilitation Inc at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 6, 2002

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Occupational Health + Rehabilitation Inc

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and redeemable stock, and cash flows of Occupational Health + Rehabilitation Inc and subsidiaries (the "Company") for the year ended December 31, 1999. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in the index at
Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Occupational Health + Rehabilitation Inc and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 27, 2000

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                      (in thousands, except share amounts)

                                                                                  2001        2000
                                                                                --------    --------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................   $  1,607    $  1,443
   Accounts receivable, less allowance for doubtful accounts
     of $1,169 and $1,255 in 2001 and 2000, respectively ....................     11,211      11,015
   Deferred tax assets ......................................................        790          --
   Prepaid expenses and other assets ........................................        572       1,357
                                                                                --------    --------
       Total current assets .................................................     14,180      13,815
Property and equipment, net .................................................      2,533       2,470
Goodwill and intangible assets, less accumulated amortization of $  1,448
 and $1,069 in 2001 and 2000, respectively ..................................      4,826       5,776
Deferred tax assets .........................................................      1,978          --
Other assets ................................................................         89          87
                                                                                --------    --------
       Total assets .........................................................   $ 23,606    $ 22,148
                                                                                ========    ========

                        LIABILITIES, REDEEMABLE STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Accounts payable .........................................................   $    358    $    533
   Accrued expenses .........................................................      3,906       3,753
   Accrued payroll ..........................................................      2,491       2,117
   Current portion of long-term debt ........................................      2,781       5,113
   Current portion of obligations under capital leases ......................        221         263
   Restructuring liability ..................................................         48         101
                                                                                --------    --------
       Total current liabilities ............................................      9,805      11,880
Long-term debt, less current maturities .....................................        938       1,474
Obligations under capital leases ............................................        291         140
Restructuring liability .....................................................         24         116
                                                                                --------    --------
       Total liabilities ....................................................     11,058      13,610
                                                                                --------    --------

Commitments and contingencies (Note 5)
Minority interests ..........................................................      1,142       1,216
Redeemable, Series A convertible preferred stock, $.001 par value,
  1,666,667 shares authorized; 1,416,667 shares issued and outstanding ......      9,973       9,279
Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 3,333,333 shares authorized;
     none issued and outstanding ............................................         --          --
   Common stock, $.001 par value, 10,000,000 shares authorized;
     1,580,366 and 1,580,012 shares issued in 2001 and 2000, respectively;
     and 1,479,864 and 1,479,510, outstanding in 2001 and 2000, respectively           1           1

Additional paid-in capital ..................................................      9,070       9,764
Accumulated deficit .........................................................     (7,138)    (11,222)
Less treasury stock, at cost, 100,502 shares ................................       (500)       (500)
                                                                                --------    --------
       Total stockholders' equity (deficit) .................................      1,433      (1,957)
                                                                                --------    --------
       Total liabilities, redeemable stock and stockholders' equity (deficit)   $ 23,606    $ 22,148
                                                                                ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999
               (in thousands, except share and per-share amounts)

                                                           2001        2000        1999
                                                         --------    --------    --------
Revenue ..............................................   $ 57,017    $ 43,683    $ 32,148
Expenses:
    Operating ........................................     48,476      36,376      26,924
    General and administrative .......................      5,096       4,824       3,708
    Depreciation and amortization ....................      1,265       1,134       1,062
    Restructuring ....................................         --          --       2,262
                                                         --------    --------    --------
                                                           54,837      42,334      33,956
                                                         --------    --------    --------
                                                            2,180       1,349      (1,808)

Nonoperating gains (losses):
    Interest income ..................................         45          36          51
    Interest expense .................................       (507)       (535)       (244)
    Minority interest and contractual settlements, net       (329)        105        (590)
    Recovery (write-off) of note receivable ..........         --         248        (292)
                                                         --------    --------    --------
Income (loss) before income taxes ....................      1,389       1,203      (2,883)
Tax provision/(benefit) ..............................     (2,695)         34          --
                                                         --------    --------    --------
Net income (loss) ....................................   $  4,084    $  1,169    $ (2,883)
                                                         ========    ========    ========

Net income (loss) per common share - basic ...........   $   2.29    $   0.32    $  (2.04)
                                                         ========    ========    ========

Net income (loss) per common share - assuming dilution   $   1.08    $   0.17    $  (2.04)
                                                         ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              AND REDEEMABLE STOCK
              For the Years Ended December 31, 2001, 2000 and 1999
                      (in thousands, except share amounts)

                                 Redeemable                                                                                Total
                                convertible         Common Stock      Additional                    Treasury Stock     stockholders'
                               preferred stock  --------------------    paid-in    Accumulated   --------------------     equity
                                 Series A         Shares     Amount     Capital      deficit       Shares     Amount     (deficit)
                              ---------------   ----------  --------  ----------   ------------  ----------  --------  -------------
Balance at December 31, 1998   $        8,455    1,479,444   $     1  $   10,588   $    (9,508)   100,502   $ (500)     $       581

Accretion of preferred stock
issuance costs                             15                                (15)                                               (15)

Exercise of stock options                               66                    --                                                 --
Accrual of preferred stock
dividends                                 113                               (113)                                              (113)
Net loss                                                                                (2,883)                              (2,883)
                               --------------   ----------   -------  ----------   -----------    -------   ------      -----------
Balance at December 31, 1999            8,583    1,479,510         1      10,460       (12,391)   100,502     (500)          (2,430)

Accretion of preferred stock
issuance costs                             16                                (16)                                               (16)
Accrual of preferred stock
dividends                                 680                               (680)                                              (680)
Net income                                                                               1,169                                1,169
                               --------------   ----------   -------  ----------   -----------    -------   ------      -----------
Balance at December 31, 2000            9,279    1,479,510         1       9,764       (11,222)   100,502     (500)          (1,957)

Accretion of preferred stock
issuance costs                             14                                (14)                                               (14)

Exercise of stock options                              354                    --                                                 --
Accrual of preferred stock
dividends                                 680                               (680)                                              (680)
Net income                                                                               4,084                                4,084
                               --------------   ----------   -------  ----------   -----------    -------   ------      -----------
Balance at December 31, 2001   $        9,973    1,479,864   $     1  $    9,070   $    (7,138)   100,502   $ (500)     $     1,433
                               ==============   ==========   =======  ==========   ===========    =======   ======      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                          2001       2000       1999
                                                                         -------    -------    -------
Operating activities:
Net income (loss) ....................................................   $ 4,084    $ 1,169    $(2,883)
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
    Depreciation .....................................................       911        782        715
    Amortization .....................................................       354        352        347
    Minority interest ................................................       699        510        590
    Imputed interest on non-interest bearing promissory note payable .       112         28         --
    Loss on disposal of fixed assets .................................        19         --         --
    Restructuring charges and write-off of note receivable ...........        --         --      1,660
    Deferred tax benefit .............................................    (2,768)        --         --
Changes in operating assets and liabilities:
    Accounts receivable ..............................................      (196)    (3,910)    (2,517)
    Prepaid expenses and other current assets ........................       537       (747)      (326)
    Deposits and other noncurrent assets .............................        (2)        10         (6)
    Restructuring liability ..........................................      (145)      (677)       894
    Accounts payable and accrued expenses ............................       352      1,341      2,469
                                                                         -------    -------    -------
        Net cash provided (used) by operating activities .............     3,957     (1,142)       943

Investing activities:
   Property and equipment additions ..................................      (595)      (687)      (480)
   Distributions to joint venture partnerships .......................      (773)      (610)      (587)
   Cash paid for acquisitions and other intangibles, net of cash
        acquired .....................................................       584      1,005     (1,234)
   Cash received on notes receivable .................................       248         --        175
                                                                         -------    -------    -------
        Net cash (used) in investing activities ......................      (536)      (292)    (2,126)

Financing activities:
   Proceeds (repayment) on lines of credit and loans payable .........    (2,153)     2,245      1,706
   Proceeds from sale-leaseback transaction ..........................        --         --        204
   Payments of long-term debt and capital lease obligations ..........    (1,072)      (766)      (819)
   Payments made for debt issuance costs .............................       (32)      (139)        --
   Cash received from joint ventures and partnerships ................        --         25         42
                                                                         -------    -------    -------
        Net cash provided (used) by financing activities .............    (3,257)     1,365      1,133
Net increase (decrease) in cash and cash equivalents .................       164        (69)       (50)
Cash and cash equivalents at beginning of year .......................     1,443      1,512      1,562
                                                                         -------    -------    -------
Cash and cash equivalents at end of year .............................   $ 1,607    $ 1,443    $ 1,512
                                                                         =======    =======    =======

Noncash items:
    Accrual of dividends payable .....................................   $   680    $   680    $   113
    Notes payable issued as partial consideration for acquisitions ...        --      1,569        108
    Capital leases ...................................................       398         94        595

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its joint ventures and partnerships. All of the outstanding voting equity instruments of the Physician Practices are owned by shareholders nominated by the Company. Through options or employee agreements, the Company restricts transfer of Physician Practice ownership without its consent and can, at any time, require the nominated shareholder to transfer ownership to a Company designee. It is through this structure and through long-term management agreements entered into with the Physician Practices that the Company has an other than temporary controlling financial interest in the Physician Practices.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of 3 months or less. Cash and cash equivalents include cash balances of majority-owned joint ventures of $1,261 and $889 at December 31, 2001 and 2000, respectively. These funds are utilized only for joint venture purposes unless paid as dividends to the joint venture participants.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by straight-line and declining-balance methods over the useful lives of the respective assets. Medical equipment is depreciated over 10 years and furniture and office equipment is depreciated over 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation of assets under capital leases is included with depreciation.

Goodwill and Other Intangible Assets

Goodwill is amortized using the straight-line method over periods of 15 to 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2001 or 2000 for existing centers. Other intangible assets include noncompete agreements and deferred financing costs which are being amortized using the straight-line method over periods of 3 to 5 years.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

Joint Ventures

The Company has entered into joint ventures with health systems for which the Company owns varying percentages but at least a majority. Accordingly, these joint ventures are consolidated for financial reporting purposes. The minority shareholders' portions of the equity in the joint ventures are disclosed as an obligation on the balance sheets. The minority shareholders' portions of the operating results are disclosed in the statements of operations as a nonoperating gain or loss. In connection with certain joint venture agreements, the minority partner has agreed to the funding of defined initial operating losses. These amounts are recorded as nonoperating gains in the period losses are incurred.

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

The Company recorded $370 and $615 of funded operating losses and contractual settlements for the years ended December 31, 2001 and 2000, respectively, as nonoperating gains.

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has centers operating. The Company also maintains professional liability insurance coverage in the name of its employed physicians on a claims-made basis in all states except Massachusetts, which is principally on an occurrence basis. Management is not aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

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

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The Company believes that the carrying value of its financial instruments approximates fair value.

Segment Reporting

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information which also establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company's efforts are devoted to occupational healthcare and related services that are managed and reported in one segment. The Company derives all of its revenues from services provided in the United States.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires balance sheet recognition of derivatives at fair value. Derivatives that do not meet the definition of hedges within the statement must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. At December 31, 2001 and 2000, the Company did not have any derivative financial instruments or embedded derivatives. Consequently, the adoption of SFAS 133 has had no impact on the Company's financial statements.

In July 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test 6 months from the date of adoption. The Company expects that adoption of SFAS 142 will result in an annual increase in net income of approximately $300.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial statements.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. A valuation allowance is established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized.

2. Joint Ventures, Acquisitions and Contractual Settlements

During 2001, the Company purchased an occupational medicine business in St. Louis, Missouri for $77 and recognized goodwill of $57. The acquired revenue stream was incorporated into the Company's existing Missouri centers. In addition, during January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased 2 occupational health clinics located in New Jersey. Refer to Note 10 for further information.

During 2000, the Company entered into a joint venture with a hospital system with an initial contribution of $100 payable in 3 equal annual installments. The Company also entered into a management agreement with the joint venture for an initial term of 20 years with automatic renewals for successive 5 year terms. The Company recognized goodwill of $132 as result of this joint venture.

In 2000, the Company also entered into a long-term contract with a hospital system to manage its ambulatory care centers. The initial contract term is 20 years with automatic renewals for successive 5 year terms. In connection with the execution of the contract, the hospital system agreed to provide the working capital necessary to fund any working capital deficiencies (as defined) during the first 12 months of operations and the Company committed to pay the hospital system $2,000 in equal annual installments over a 5 year period. The note payable is noninterest-bearing and was initially recorded net of a discount of $558. At December 31, 2001, the net amount payable was $1,181 (note payable of $1,600 less a discount of $419). At December 31, 2001, the net credit balance of the intangible asset was $629, representing the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The Company is amortizing this net intangible balance over the 20-year initial term of the contract.

During 1999, the Company entered into a joint venture with a hospital system with an aggregate initial contribution of $203. The Company holds a 60% interest in the joint venture. The Company also has a management contract with the joint venture for an initial term of 20 years with automatic renewals for successive 5 year terms. In addition, the Company purchased 3 occupational medicine centers, a physical therapy practice, and certain assets of an entity which provides administrative support for a state self-insured workers' compensation program. The combined purchase price of these entities was $735 which was paid in cash at the time of closing. Goodwill recognized on all transactions during 1999 was $746.

All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

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

The pro forma results of operations as if the 2001 and 2000 acquisitions and management contracts had occurred at the beginning of the preceding fiscal year are as follows (unaudited):

                                                           2001           2000
                                                           ----           ----

Total revenue ....................................        $57,338        $48,636
Net income .......................................          4,320          1,556
Net income per common share -- basic .............           2.45           0.58

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on the assumed dates or of the future results of operations of the combined entities. These results highlight the financial condition of the operations prior to the Company's influence on the acquired businesses.

3. Property and Equipment

Property and equipment consist of the following at December 31, 2001 and 2000

                                                            2001           2000
                                                           ------         ------

Medical equipment ................................         $1,357         $1,515
Furniture and office equipment ...................          3,118          2,598
Leasehold improvements ...........................            633            563
Vehicles .........................................             13             13
                                                           ------         ------
                                                            5,121          4,689

Less accumulated depreciation ....................          2,588          2,219
                                                           ------         ------
                                                           $2,533         $2,470
                                                           ======         ======

The Company entered into capital lease obligations of $398, $94 and $595 in 2001, 2000 and 1999 respectively. The cost of equipment leased under capital lease agreements was $1,523 and $1,293 at December 31, 2001 and 2000, respectively. Accumulated depreciation on these capitalized lease assets was $726 and $647 at December 31, 2001 and 2000, respectively.

Depreciation expense was $911, $782 and $715 for the years ended December 31, 2001, 2000 and 1999, respectively.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

4. Long-Term Debt

Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                            2001     2000
                                                                           ------   ------
Promissory notes bearing interest at rates ranging from 0% to 7.00%, due in annual installments through September 2005, net of unamortized
  discount of $419 and $531 in 2001 and 2000, respectively .............   $1,625   $2,340
Credit line collateralized by certain accounts receivable ..............    2,094    4,247
                                                                           ------   ------
                                                                            3,719    6,587
Less current portion ...................................................    2,781    5,113
                                                                           ------   ------
                                                                           $  938   $1,474
                                                                           ======   ======

A $250 promissory note included above contains provisions whereby it may convert into 25,000 shares of common stock upon the occurrence of certain specified events.

On December 15, 2000, the Company entered into an agreement with an asset-based lender for a revolving line of credit (the "Credit Line") of up to $7,250. The contract is non-cancelable for the first 3 years, except upon payment of a termination fee, and renewable annually thereafter. The Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the Credit Line, the Company pays a commitment fee of 0.5% of the unused portion of the Credit Line and certain additional fees. The interest rate under the Credit Line is prime plus 1% (5.75% and 10.5% as of December 31, 2001 and 2000, respectively).

The Credit Line contains a quarterly net worth requirement, a leverage coverage ratio not greater than 5.0 to 1.0 and a fixed charge ratio covenant as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. At December 31, 2001, the maximum amount available under the lender's borrowing base formula was $6,368, of which $2,094 was outstanding.

In October 2000, the Company entered into a long-term contract with a hospital system to manage its ambulatory care centers. In connection with the contract, the Company committed to pay to the hospital system $2,000 in equal annual installments over a five-year period, commencing October 1, 2001. The note payable is noninterest-bearing and was initially recorded net of a discount of $558. At December 31, 2001, the amount payable was $1,181, net of a discount of $419.

Aggregate maturities of obligations under long-term debt agreements are as follows:

2002 .............................................   $2,781
2003 .............................................      308
2004 .............................................      310
2005 .............................................      320
                                                     ------
                                                     $3,719
                                                     ======

Interest paid in 2001, 2000 and 1999 was $509, $509 and $196, respectively.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

5. Leases

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $3,511, $2,702 and $2,168 for the years ended December 31, 2001, 2000 and 1999, respectively.

In March 2001, the Company entered into a master loan agreement, which has been classified as a capital lease obligation, with an affiliate of its asset-based lender for an equipment acquisitions facility of up to $750, collateralized by such equipment. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note (T-Note) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At December 31, 2001, the balance available under the facility was $352. Interest rates on existing leases range from 8.5% to 18.3%.

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                                Capital   Operating
                                                                Leases      Leases
                                                                ------      ------
2002 .......................................................   $   263   $    2,372
2003 .......................................................       158        2,013
2004 .......................................................       131        1,407
2005 .......................................................        37          663
2006 .......................................................        --          498
Thereafter .................................................        --           96
                                                               -------   ----------
Total minimum lease payments ...............................       589   $    7,049
                                                                         ==========
Less: amounts representing interest ........................        77
                                                               -------
Present value of net minimum lease payments ................   $   512
                                                               =======

In connection with the 1999 restructuring plan (Note 9), minimum operating lease payments of $48 and $24 payable in 2002 and 2003, respectively, have been recorded as restructuring liabilities on the Company's balance sheet at December 31, 2001. Accordingly, they are not included above.

6. Income Taxes

For the year ended December 31, 2001, the provision for income taxes consisted of the following:

                                             Current   Deferred      Total
                                             -------   ---------    -------
Federal ..................................   $    25   $  (2,441)   $(2,416)
State ....................................        48        (327)      (279)
                                             -------   ---------    -------

Total ....................................   $    73   $  (2,768)   $(2,695)
                                             =======   =========    =======

There was no provision for federal income taxes at December 31, 2000 since the Company utilized net operating losses against its current taxable income and recorded a change in its valuation allowance that offset its deferred provision.

The Company's effective tax rate differs from the federal statutory tax rate primarily as a result of changes in the valuation allowance against the Company's net deferred tax assets.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

At December 31, 2001 and 2000, the components of the Company's deferred tax assets and liabilities were:

                                                             2001       2000
                                                            -------    -------

Deferred tax assets:
   Net operating loss carryforwards .....................   $ 1,953    $ 3,463
   Other ................................................       906      1,197
                                                            -------    -------

Total deferred tax assets ...............................     2,859      4,660
Less: valuation allowance ...............................        --      4,581
                                                            -------    -------

Net deferred tax assets .................................     2,859         79
Deferred tax liabilities:
   Depreciation and amortization ........................       (91)        --
   Other ................................................        --        (79)
                                                            -------    -------

Net deferred tax assets .................................   $ 2,768    $    --
                                                            =======    =======

The valuation allowance was fully released in 2001 and a deferred tax benefit of $2,768 was recorded. The Company's recent operating results and forecasted future income support an assertion that ultimate realization of these benefits is more likely than not at December 31, 2001.

As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $5,418 which begin to expire in 2009. The net operating loss carryforwards are subject to an annual limitation on usage under the change in stock ownership rules of the Internal Revenue Code.

7. Stockholders' Equity (Deficit) and Redeemable Preferred Stock

Net Income (Loss) Per Common Share

The Company calculates earnings per share in accordance with SFAS 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts. For purposes of the net income (loss) per share calculation, the income (loss) available to common shareholders has been adjusted for accrued but unpaid dividends on the preferred stock ($680 in 2001 and 2000, and $113 in 1999) and for preferred stock accretion of issuance costs ($14 in 2001, $16 in 2000, and $15 in 1999). For 1999, the effect of options, convertible preferred stock and a convertible note payable is not considered since it would be anti-dilutive.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

                                                                           2001      2000       1999
                                                                         -------    -------    -------
Basic Earnings per Share
Net income (loss) ....................................................   $ 4,084    $ 1,169    $(2,883)
Accretion on preferred stock redemption value and dividends accrued ..      (694)      (696)      (128)
                                                                         -------    -------    -------
Net income (loss) available to common shareholders ...................   $ 3,390    $   473    $(3,011)
                                                                         =======    =======    =======
Total weighted average shares outstanding  - basic ...................     1,480      1,480      1,480
                                                                         =======    =======    =======
Net income (loss) per common share- basic ............................   $  2.29    $  0.32    $ (2.04)
                                                                         =======    =======    =======

                                                                            2001       2000       1999
                                                                         -------    -------    -------
Diluted Earnings per Share
Net income (loss) ....................................................   $ 4,084    $ 1,169    $(2,883)
Accretion on preferred stock redemption value and dividends accrued ..      (694)      (696)      (128)
Interest expense on convertible subordinated debt ....................        12         12         --
                                                                         -------    -------    -------
Net income (loss) available to common shareholders ...................   $ 3,402    $   485    $(3,011)
                                                                         =======    =======    =======

Total weighted average shares outstanding ............................     1,480      1,480      1,480
Incremental shares from assumed conversion of Series A preferred stock     1,417      1,417         --
Options ..............................................................       239         14         --
Convertible subordinated debt ........................................        25         25         --
                                                                         -------    -------    -------
Total weighted average shares outstanding - assuming dilution ........     3,161      2,936      1,480
                                                                         =======    =======    =======

Net income (loss) available per common share - assuming dilution .....   $  1.08    $  0.17    $ (2.04)
                                                                         =======    =======    =======

Preferred Stock

At December 31, 2001, 5,000,000 shares of preferred stock, $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock. On November 6, 1996, the Company issued 1,416,667 shares of redeemable Series A Convertible Preferred Stock (Series A) in a private placement at a purchase price of $6.00 per share. Each share of Series A is convertible, at the option of the holder, into one share of Common Stock, subject to certain adjustments. The holders of the Series A are entitled to vote as a single class with the holders of the Common Stock, and each share of Series A is entitled to the number of votes that is equal to the number of shares of Common Stock into which each share of Preferred Stock is convertible at the time of such vote.

Holders of Series A are entitled to certain registration rights with respect to the Common Stock into which the Series A is convertible. Commencing November 6, 1999, dividends became payable on the shares of Series A when and if declared by the Company's board of directors and thereafter accrue at an annual cumulative rate of $.48 per share, subject to certain adjustments. At December 31, 2001 and 2000, $1,473 and $793, respectively, of dividends have been accrued and included in the carrying value of the preferred stock.

Holders of Series A constituting a majority of the then outstanding shares of Series A may, by giving notice to the Company at any time after November 5, 2001, require the Company to redeem all of the outstanding shares of Series A at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in 4 equal annual installments.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of shares of Series A shall be paid an amount equal to the greater of (i) $6.00 per share plus all accrued but unpaid dividends or
(ii) the amount per share had each such share been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

Shares Reserved for Future Issuance

At December 31, 2001, the Company has reserved shares of common stock for future issuance for the following purposes:

Conversion of Series A Preferred Stock ................   1,416,667
Stock Plans ...........................................   1,180,000
                                                          ---------
                                                          2,596,667
                                                          =========
8. Benefit Plans

Stock Plans

1998 Stock Plan: In January 1998, the Company's board of directors adopted the 1998 Stock Plan, which provided for the granting of up to 150,000 non-qualified stock options, "incentive stock options" (ISOs) and stock appreciation rights to employees, directors and consultants of the Company. During 2001, the Company's board of directors increased the number of shares of common stock issuable under the plan from 549,000 to 670,000.

1996 Stock Plan: In October 1996, the Company's board of directors adopted the 1996 Stock Plan, which provides for the granting of up to 265,000 nonqualified stock options and stock appreciation rights to employees, directors and consultants of the Company.

Nonqualified options granted under both the 1998 and 1996 Stock Plans may not be priced at less than 50% of the fair market value of the common stock on the date of grant.

1993 Stock Plan: The Company's 1993 Stock Plan provides for the granting of options to purchase up to 245,000 shares of the Company's Common Stock.

The options in all of the above plans generally become exercisable over a four-year period and generally expire in ten years.

A summary of the activity under the stock plans follows:

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

                                                               Weighted-             Weighted-               Weighted-
                                                                Average               average                 average
                                                               Exercise              exercise                exercise
                                                    2001         price      2000       price       1999        price
                                                 ----------    ---------   -------   ---------   --------    ---------
Outstanding, at beginning of year ............      975,020    $    3.15   509,370   $    4.73    606,904    $    4.62
    Granted ..................................      147,000         2.04   558,150        1.92     66,000         3.63
    Exercised ................................         (354)        1.77        --          --        (66)        3.00
    Canceled .................................      (26,549)        2.75   (92,500)       4.40   (163,468)        3.89
                                                 ----------    ---------   -------   ---------   --------    ---------
Outstanding, at end of year ..................    1,095,117    $    2.93   975,020   $    3.15    509,370    $    4.73
                                                 ==========    =========   =======   =========   ========    =========

Related information for options outstanding and exercisable as of December 31, 2001 under the stock plans is as follows:

                                                                               Weighted-
                                                                                average
                                   Options                Options              remaining
  Range of exercise prices       outstanding            exercisable          life (years)
  --------------------------    --------------         ---------------    --------------------
  $1.25 - 1.50..............        178,000                 44,500                8.97
   1.77.....................         46,032                 46,032                2.42
   2.00 - 2.98..............        485,150                 86,037                9.48
   3.00 - 3.53..............        122,582                 96,887                5.86
   3.75 - 5.00..............         91,200                 59,950                7.24
   6.00.....................        172,153                172,153                5.28
                                --------------         ---------------
                                  1,095,117                505,559
                                ==============         ===============

Pro Forma Information for Stock-Based Compensation

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to 1996, the date of the Company's merger and the Black-Scholes option pricing model for options granted in and subsequent to 1996. The following weighted-average assumptions were used to determine the fair value for 2001, 2000 and 1999, respectively: a risk-free interest rate of 4.6% in 2001, 6.2% in 2000 and 6.5% in 1999; an expected dividend yield of 0% each year; an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 0.938 in 2001, 2.460 in 2000, and 1.222 in 1999; and a weighted-average expected life of the options of five to six years.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:

                                                   2001        2000        1999
                                                ---------   ---------   ---------
Pro forma net income (loss) .................   $   2,844   $     237   $  (3,316)

Pro forma net income (loss)
  per common share - basic ..................        1.92        0.16       (2.24)

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

Retirement Plan

The Company has a qualified 401(k) plan for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions. Company contributions to the 401(k) plan were $278, $228 and $197 during 2001, 2000 and 1999, respectively.

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

The total number of employees terminated in conjunction with the restructuring plan was 64, all of whom terminated employment with the Company by the end of the first quarter of 2000. The employees affected by the restructuring plan included medical, physical therapy and administrative staff at the closed centers.

The restructuring charges primarily included severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments for centers that were closed, contractual expenses including lease abandonment costs, receivable write-downs related to accounts receivable at centers that were deemed to be uncollectible and miscellaneous related charges. The lease abandonment charge included an estimate of sublet income.

During 2001 and 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2001, the Company's obligation for future lease payments relating to the closed centers was $72.

The initial charge recognized at December 31, 1999 and the status of the related accrued liabilities at December 31, 2001 and 2000 are as follows:

                                                           December 31, 2000       December 31, 2001
                                          Initial        ----------------------- -----------------------
    Description                           charge          Payments    Accruals    Payments    Accruals
                                        ------------     ----------- ----------- ----------- -----------
    Accrued liabilities:
      Severance costs..................    $     151      $      143  $       --   $     --     $    --
      Lease abandonment................          683             466         217         145         72
      Miscellaneous....................           68              68          --          --         --
                                           ---------      ----------  ----------   ----------   -------
                                                 902      $      677  $      217   $      145   $    72
                                                          ==========  ==========   ==========   =======

    Assets impairments:
      Fixed asset writedowns and
      disposals........................          319
      Goodwill impairment..............          340
      Receivable writedown.............          690
      Miscellaneous....................           11
                                           ---------
                                           $   2,262
                                           =========

For the year ended December 31, 1999, the revenues at the closed centers were $3,492 and the net operating losses were $565.

                   OCCUPATIONAL HEALTH AND REHABILITATION INC

              (dollar amounts in thousands, except per share data)

10. Subsequent Event

In January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased 2 occupational health clinics located in New Jersey and transferred the hospital system's occupational health programs to these centers. The combined purchase price of these entities was $610, of which $70 was in cash and the balance in the form of a subordinated note payable in varying installments through February 2005.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCCUPATIONAL HEALTH + REHABILITATION INC

March 29, 2002

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

            Signature                                    Title                                Date
            ---------                                    -----                                ----
      /S/ JOHN C. GARBARINO               President and Chief Executive Officer          March 29, 2002
----------------------------------        (principal executive officer)
        John C. Garbarino

       /S/ KEITH G. FREY                  Chief Financial Officer and Secretary          March 29, 2002
----------------------------------        (principal financial officer)
         Keith G. Frey

      /S/ JANICE M. GOGUEN                Vice President, Finance and Controller         March 29, 2002
----------------------------------        (principal accounting officer)
        Janice M. Goguen

      /S/ EDWARD L. CAHILL                DIRECTOR                                       March 29, 2002
----------------------------------
       Edward L. Cahill

     /S/ KEVIN J. DOUGHERTY               DIRECTOR                                       March 29, 2002
----------------------------------
       Kevin J. Dougherty

       /S/ ANGUS M. DUTHIE                DIRECTOR                                       March 29, 2002
----------------------------------
        Angus M. Duthie

      /S/ DONALD W. HUGHES                DIRECTOR                                       March 29, 2002
----------------------------------
        Donald W. Hughes

       /S/ FRANK H. LEONE                 DIRECTOR                                       March 29, 2002
----------------------------------
         Frank H. Leone

     /S/ STEVEN W. GARFINKLE              DIRECTOR                                       March 29, 2002
----------------------------------
       Steven W. Garfinkle

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

21.01           Subsidiaries of the Company.

23.01           Consent of Ernst & Young LLP.

23.02           Consent of PricewaterhouseCoopers LLP.