Form 10-Q
period 2002-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2002-05-14
CIK 887757

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2002

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

                        [X]  YES               [_] NO

        The number of shares outstanding of the registrant's Common Stock as of May 6, 2002 was 1,479,864.

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          Quarterly Report on Form 10-Q

                      For the Quarter Ended March 31, 2002

                                TABLE OF CONTENTS

                                       PART I - FINANCIAL INFORMATION
                                                                                                  Page No.
                                                                                                  -------

Item 1.         Financial Statements

                    Consolidated Balance Sheets .................................................     3

                    Consolidated Statements of Operations .......................................     4

                    Consolidated Statements of Cash Flows .......................................     5

                    Notes to Consolidated Financial Statements ..................................     6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...................................     9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk ......................    13

                                        PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K ................................................    14

Signatures ......................................................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                                                                                        (Unaudited)
                                                                                          March 31,      December 31,
                                                                                           2002             2001
                                                                                     ---------------  ---------------
ASSETS
Current assets:
    Cash and cash equivalents .....................................................   $       1,777    $       1,607
    Accounts receivable, less allowance for doubtful accounts .....................          11,088           11,211
    Deferred tax assets ...........................................................             774              790
    Prepaid expenses and other assets .............................................           1,022              572
                                                                                      -------------    -------------
        Total current assets ......................................................          14,661           14,180
Property and equipment, net .......................................................           2,625            2,533
Goodwill, net .....................................................................           5,874            5,258
Other intangible assets, net ......................................................             145              160
Deferred tax assets ...............................................................           1,979            1,978
Other assets ......................................................................             103               89
                                                                                      -------------    -------------
        Total assets ..............................................................   $      25,387    $      24,198
                                                                                      =============    =============

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..............................................................   $         582    $         358
    Accrued expenses ..............................................................           3,870            3,936
    Accrued payroll ...............................................................           2,512            2,491
    Current portion of long-term debt .............................................           3,408            2,781
    Current portion of obligations under capital leases ...........................             184              221
    Restructuring liability .......................................................              45               48
                                                                                      -------------    -------------
        Total current liabilities .................................................          10,601            9,835
Long-term debt, less current maturities ...........................................           1,351              938
Obligations under capital leases ..................................................             254              291
Deferred credit ...................................................................             554              562
Restructuring liability ...........................................................              15               24
                                                                                      -------------    -------------
        Total liabilities .........................................................          12,775           11,650
                                                                                      -------------    -------------

Minority interests ................................................................           1,201            1,142
Redeemable, Series A convertible preferred stock, $.001 par value,
  1,666,667 shares authorized; 1,416,667 shares issued and outstanding ............          10,143            9,973
Stockholders' equity:
    Preferred stock, $.001 par value, 3,333,333 shares authorized;
      none issued and outstanding .................................................               -                -
    Common stock, $.001 par value, 10,000,000 shares authorized; 1,580,366 shares issued in 2002 and 2001; and 1,479,864 outstanding in
      2002 and 2001 ...............................................................               1                1
Additional paid-in capital ........................................................           8,900            9,070
Accumulated deficit ...............................................................          (7,133)          (7,138)
Less treasury stock, at cost, 100,502 shares ......................................            (500)            (500)
                                                                                      -------------    -------------
        Total stockholders' equity ................................................           1,268            1,433
                                                                                      -------------    -------------
        Total liabilities, redeemable stock and stockholders' equity ..............   $      25,387    $      24,198
                                                                                      =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations

             (In thousands, except share amounts and per share data)

                                   (Unaudited)

                                                                            Three months ended
                                                                                March 31,
                                                                     --------------------------------
                                                                            2002            2001
                                                                     ---------------   --------------

Revenue ............................................................  $     13,708      $     14,150

Expenses:
     Operating .....................................................        12,087            11,950
     General and administrative ....................................         1,175             1,226
     Depreciation and amortization .................................           253               306
                                                                      ------------      ------------
                                                                            13,515            13,482
                                                                      ------------      ------------
                                                                               193               668

Nonoperating gains (losses):
     Interest income ...............................................             8                14
     Interest expense ..............................................          (104)             (176)
     Minority interest and contractual settlements .................           (89)              (85)
                                                                      ------------      ------------
Income before income taxes .........................................             8               421
Income taxes .......................................................             3                15
                                                                      ------------      ------------
Net income .........................................................  $          5      $        406
                                                                      ============      ============

Per share amounts:
Net income (loss) per common share - basic .........................  $      (0.11)     $       0.16
                                                                      ============      ============

Net income (loss) per common share - assuming dilution .............  $      (0.11)     $       0.08
                                                                      ============      ============

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                        2002       2001
                                                                                     ---------  ---------
Operating activities:
Net income .......................................................................    $     5    $   406
Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation .................................................................        240        212
    Amortization .................................................................         13         94
    Minority interest ............................................................        199        168
    Imputed interest on non-interest bearing promissory note payable .............         28         28
Changes in operating assets and liabilities:
      Accounts receivable ........................................................        123     (1,622)
      Prepaid expenses and other current assets ..................................       (511)      (532)
      Deferred taxes .............................................................         15          -
      Restructuring liability ....................................................        (12)       (19)
      Accounts payable and accrued expenses ......................................        179        376
                                                                                     ---------  ---------
        Net cash provided (used) by operating activities .........................        279       (889)

Investing activities:
    Property and equipment additions .............................................       (262)      (135)
    Distributions to joint venture partnerships ..................................       (141)       (98)
    Cash paid for acquisitions and other intangibles, net of cash acquired .......       (104)     1,083
                                                                                     ---------  ---------
        Net cash provided (used) by investing activities .........................       (507)       850

Financing activities:
    Net proceeds from lines of credit and loans payable ..........................        746        421
    Payments of long-term debt and capital lease obligations .....................       (348)      (167)
    Payments made for debt issuance costs ........................................          -        (25)
                                                                                     ---------  ---------
        Net cash provided by financing activities ................................        398        229

Net increase in cash and cash equivalents ........................................        170        190
Cash and cash equivalents at beginning of period .................................      1,607      1,443
                                                                                     ---------  ---------
Cash and cash equivalents at end of period .......................................    $ 1,777    $ 1,633
                                                                                     =========  =========

Noncash item:
    Accrual of dividends payable .................................................    $   170    $   170


   The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   Notes to Consolidated Financial Statements

                    (Unaudited, dollar amounts in thousands)


1.  Basis of Presentation

      The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of March 31, 2002 and results of operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.  Significant Accounting Policies

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of SFAS 142 by the Company on January 1, 2002, resulted in an increase in net income of $81 for the three months ended March 31, 2002. For calendar year 2002, the Company expects that adoption of SFAS 142 will result in an increase in net income of approximately $310.

      In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe adoption of SFAS 143 will have a significant impact on its financial statements.

      In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe adoption of SFAS 144 will have a material impact on its financial statements.

3.  Reclassification

      Certain prior year amounts have been reclassified to conform to the 2002 presentation. Such changes included the reclassification of a credit balance arising in connection with a long-term contract entered into by the Company in 2000 with a hospital system to manage its ambulatory care centers. The credit balance represents the net difference between payments made by the hospital system for working capital deficiencies during the first 12 months of operations and the discounted value of a non-interest bearing loan payable to the hospital system by the Company. The balance has been recorded as a deferred credit and is being amortized over the 20-year initial term of the contract.

4.  Net Income per Common Share

     The Company calculates earnings per share in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts.

5.  Earnings Per Share

     The following table sets forth the computation of basic earnings per share (amounts in thousands, except per share data):

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                            -----------------------
                                                                                               2002         2001
                                                                                            ----------   ----------
      Basic Earnings per Share
      Net income .......................................................................     $     5      $   406
      Accretion on preferred stock redemption value and dividends accrued ..............        (170)        (174)
                                                                                            ----------   ----------
      Net income (loss) available to common shareholders ...............................     $  (165)     $   232
                                                                                            ==========   ==========


      Shares
      Total weighted average shares outstanding - basic ................................       1,480        1,480
                                                                                            ----------   ----------

      Net income (loss) per common share - basic .......................................      ((0.11)     $  0.16
                                                                                            ==========   ==========

      For the three months ended March 31, 2002, $(0.11) is both the basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

     Incremental shares from assumed conversion of Series A preferred stock ......     1,417
     Options .....................................................................       164
     Convertible subordinated debt ...............................................        17
                                                                                     --------
                                                                                       1,598
                                                                                     ========

The following table sets forth the computation of diluted earnings per share for the three months ended March 31, 2001 (amounts in thousands, except per share data):

                                                                                       Three months ended
                                                                                         March 31, 2001
                                                                                      --------------------
      Diluted Earnings per Share
      Net income ..................................................................         $   406
      Accretion on preferred stock redemption value and dividends accrued .........            (174)
      Interest expense on convertible subordinated debt ...........................               3
                                                                                          -----------
      Net income available to common shareholders .................................         $   235
                                                                                          ===========


      Shares
      Total weighted average shares outstanding ...................................           1,480
      Incremental shares from assumed conversion of Series A preferred stock ......           1,417
      Options .....................................................................              64
      Convertible subordinated debt ...............................................              25
                                                                                          -----------
      Total weighted average shares outstanding- assuming dilution ................           2,986
                                                                                          ===========

         Net income per common share - assuming dilution ..........................         $  0.08
                                                                                          ===========

6.  Restructuring Charge

      During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At March 31, 2002, the Company's obligation for future lease payments relating to the closed centers was $60. Details of the restructuring and other charges are as follows:

                                                             December 31, 2001       March 31, 2002
                                                            --------------------  --------------------
                                                  Initial
    Description                                   charge    Payments   Accruals   Payments   Accruals
    -----------                                  ---------  ---------  ---------  ---------  ---------
    Accrued liabilities:
      Severance costs .........................   $   151     $    -      $   -      $   -      $   -
      Lease abandonment costs .................       683        145         72         12         60
      Miscellaneous ...........................        68          -          -          -          -
                                                 ---------  ---------  ---------  ---------  ---------
                                                      902     $  145      $  72      $  12      $  60
                                                            =========  =========  =========  =========

    Assets impairments:
      Fixed asset writedowns and disposals.....       319
      Goodwill impairment .....................       340
      Receivable writedown ....................       690
      Miscellaneous ...........................        11
                                                 ---------
                                                  $ 2,262
                                                 =========

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

                                                                                  Three Months Ended
                                                                                       March 31,

                                                                                   2002        2001
                                                                                 --------    --------
           Revenue ..........................................................      100%        100%
           Expenses:
              Operating .....................................................      (88)        (84)
              General and administrative ....................................       (8)         (9)
              Depreciation and amortization .................................       (2)         (2)
           Interest expense .................................................       (1)         (1)
           Minority interest and contractual settlements, net ...............       (1)         (1)
                                                                                 --------    --------
           Net income .......................................................        -%          3%
                                                                                 ========    ========

RESULTS OF OPERATIONS (dollar amounts in thousands)
---------------------

Three Months Ended March 31, 2002 and 2001
------------------------------------------

   Revenue

     Revenue decreased by $442 or 3.1% to $13,708 in the three months ended March 31, 2002 from $14,150 in the three months ended March 31, 2001. A revenue decrease of $867, or 6.2%, at centers in operation for comparable periods in both years was partially offset by revenue of $529 at centers open less than a year. In addition, revenue for the three months ended March 31, 2001 included $104 in respect of two centers closed during the first half of 2001. The decrease in revenue for the three months ended March 31, 2002 was primarily due to the general economic recession which particularly impacted urgent care services. Revenue for these services, which are offered only at the Company's centers in Tennessee, decreased 15.4%, or $202, versus the prior year. An additional $123 of the revenue shortfall related to two non-core businesses closed during the first half of 2001. Inclusive of centers open less than a year, revenue in the Company's core business of occupational medicine was down $117, or 0.9%, with substantial increases in rehabilitation services being offset by lower treatment and prevention revenue. During periods of economic recession, utilization of pre-employment services and the volume of prevention and treatment services decline in line with the magnitude of the slow down in economic activity. Historically, such declines have reversed as the level of economic activity increases in the markets served by the Company.

   ---------------------

   Operating, General and Administrative Expenses

       Operating expenses increased 1.1% to $12,087 in the three months ended March 31, 2002 from $11,950 in the three months ended March 31, 2001. This increase was due primarily to larger contract services payments associated with the increase in rehabilitation revenue, partially offset by a reduction in salary costs of 2.6%. As a percentage of revenue, operating expenses increased to 88.2% in the three months ended March 31, 2002 from 84.4% in the three months ended March 31, 2001, primarily due to the financial results at certain early stage operations which have negatively affected the Company's operating expense ratios. Some of these early stage operations are taking longer than initially expected to achieve profitability, primarily due to the economic recession. Generally, full implementation of the Company's operating model reduces operating expenses as a percentage of revenue resulting in the more profitable operations seen in mature centers, although there can be no assurance that this will occur in the current economic climate.

       General and administrative expenses decreased 4.2% to $1,175 in the three months ended March 31, 2002 from $1,226 in the three months ended March 31, 2001. The decrease reflected primarily the cost containment measures implemented by the Company in response to the effects of the economic recession on the volume of certain services and related revenue. As a percentage of revenue, general and administrative expenses decreased to 8.6% in the three months ended March 31, 2002 from 8.7% in the three months ended March 31, 2001.

   Depreciation and Amortization Expense

       Depreciation and amortization expense decreased $53, or 17.3%, to $253 in the three months ended March 31, 2002 from $306 in the three months ended March 31, 2001. Amortization expense decreased $81 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. Depreciation increased $28 due primarily to continued investment in information services-related capital equipment. As a percentage of revenue, depreciation and amortization expense was 1.8% in the three months ended March 31, 2002 compared to 2.2% in the three months ended March 31, 2001.

   Minority Interest and Contractual Settlements

       Minority interest represents the share of profits and losses of joint venture investors with the Company. In the three months ended March 31, 2002, the minority interest in net profits of the joint ventures was $199 compared to $168 in the three months ended March 31, 2001. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the partners' share of operating (profits) or losses, respectively. In the three months ended March 31, 2002, the Company recorded $110 of funded operating losses and contractual settlements compared to $83 in the three months ended March 31, 2001.

   Income Taxes

       Taxation expense was $3 and $15 and the effective tax rates 40.2% and 3.6% in the three months ended March 31, 2002 and 2001, respectively. Prior to December 31, 2001, the Company maintained a 100% valuation allowance against its deferred tax assets, principally net operating losses, and recorded as tax expense only its required minimum tax payments, resulting in a very low effective tax rate. During 2001, the Company utilized net operating losses against its current taxable income and recorded a change in its valuation allowance that offset its deferred provision. As of December 31, 2001, the Company fully released its valuation allowance and recorded a deferred tax benefit of $2,768. As a result, the Company now expects its effective tax rate will approximate 40%, its blended federal and state income tax rates.

---------------------

Significant Accounting Contractual Obligations

    The following summarizes the Company's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                Payments Due by Period
                                      ----------------------------------------------------------------------
                                                      Less Than        1-3           4-5          More Than
                                         Total         1 Year         Years         Years          5 Years
                                      -----------    -----------   -----------   -----------    ------------
Long-term debt (1) .................    $ 4,759        $ 3,436       $ 1,007       $   316        $      -
Capital lease obligations ..........        438            184           236            18               -
Operating leases ...................      6,746          2,378         3,146         1,136              86
                                      -----------    -----------   -----------   -----------    ------------
Total contractual obligations ......    $11,943        $ 5,998       $ 4,389       $ 1,470        $     86
                                      ===========    ===========   ===========   ===========    ============

(1) Includes $2,841 drawn on revolving line of credit. As of March 31, 2002, the maximum amount available under the lender's borrowing base formula was $6,210.

Liquidity and Capital Resources

     At March 31, 2002, the Company had $4,060 in working capital, a decrease of $285 from December 31, 2001. The Company's principal sources of liquidity as of March 31, 2002 consisted of (i) cash and cash equivalents aggregating $1,777 and
(ii) accounts receivable of $11,088.

     Net cash provided (used) by operating activities during the three months ended March 31, 2002 was $279 compared to ($889) for the three months ended March 31, 2001. This improved liquidity was due primarily to changes in the levels of accounts receivable balances. In the three months ended March 31, 2002, accounts receivable decreased $123 primarily because revenue decreased 3.1%, whereas net accounts receivable increased by $1,622 in the three months ended March 31, 2001, principally as a result of the growth of receivables to normal operating levels at centers brought under management in late 2000.

     Net cash provided (used) by investing activities for the three months ended March 31, 2002 was ($507) compared $850 for the three months ended March 31, 2001. The Company's investing activities included fixed asset additions of $262 and $135 for the three months ended March 31, 2002 and 2001, respectively. Fixed asset additions in both years were primarily information services-related. In the three months ended March 31, 2002 and 2001, the Company paid cash of $141 and $98, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

     Also included in net cash provided (used) by investing activities for the three months ended March 31, 2002, was ($104), primarily relating to the purchase of two occupational health centers located in New Jersey. In the three months ended March 31, 2001, investing activities included net receipts by the Company of $1,085 under an agreement whereby a hospital system provided working capital necessary to fund the working capital deficiencies (as defined) during the first twelve months of operations.

     Net cash provided by financing activities was $398 and $229 for the three months ended March 31, 2002 and 2001, respectively. The Company received net advances under its line of credit of $746 and $421 for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, the cash

---------------------
drawn down was used primarily to finance equipment purchases and the payment of long-term debt obligations. In the three months ended March 31, 2001, the primary uses of the cash were to fund working capital needs and equipment purchases. The Company used funds of $348 and $167 for the three months ended March 31, 2002 and 2001, respectively, for the payment of long-term debt and capital lease obligations. In the three months ended March 31, 2001, the Company incurred costs of $25 relating to the establishment of a new line of credit which became effective in December 2000.

     The Company expects that its principal use of funds in the foreseeable future will be in connection with acquisitions and the formation of joint ventures, working capital requirements, debt repayments, purchases of property and equipment and, possibly, the payment of accrued dividends on the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At March 31, 2002, $1,643, of dividends have been accrued and included in the carrying value of the Preferred Stock.

     Holders of the Preferred Stock constituting a majority of the then outstanding shares of the Preferred Stock may, by giving notice to the Company, require the Company to redeem all of the outstanding shares of the Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments. Had the holders of the Preferred Stock put their shares for redemption at March 31, 2002, the Company would have been obligated to pay the Preferred Stockholders $2,535, $2,705, $2,875 and $3,045 on April 30, 2002, 2003, 2004 and 2005,
respectively.

     In December 2000, the Company entered into an agreement with DVI Business Credit Corporation, a specialty finance company for healthcare providers, for a three-year revolving credit line of up to $7,250 (the "Credit Line"). The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. The Credit Line contains quarterly net worth, leverage and fixed charge covenants as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. At March 31, 2002, the maximum amount available under the borrowing base formula was $6,210 and the interest rate was 5.75%. The amount outstanding on the Credit Line at March 31, 2002 was $2,841.

      In March 2001, the Company entered into an agreement for an Equipment Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note ("T-Note") plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At March 31, 2002, $348 was outstanding under the Lease Line.

     The Company expects that the cash available to it under the Credit Line and the Lease Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, and to pay the Preferred Stock dividends, if any, for the foreseeable future. However, the Company believes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital as market factors and its needs suggest since additional resources may be necessary to fund its expansion plans.

Inflation

     The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

     The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings, and inclement weather. These activities also cause a decrease in drug and alcohol testings, medical monitoring services and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonality.

Important Factors Regarding Forward-Looking Statements

     Statements contained in this Quarterly Report on Form 10-Q, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company's objective to develop a national network of occupational healthcare centers providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company's actual results are locating and identifying suitable partnership candidates, the ability to consummate operating agreements on favorable terms, the success of such ventures, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services, the availability of sufficient financing, the attractiveness of the Company's capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers' compensation laws and regulations in the healthcare environment generally, and other risks described in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2002. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

     The Company's balance sheet includes a revolving credit facility and a lease line, both of which are subject to interest rate risk. The loans are priced at floating rates of interest. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company's interest expense. The Company performed sensitivity analysis as of March 31, 2002 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

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

OCCUPATIONAL HEALTH + REHABILITATION INC


By:        /s/ John C. Garbarino
    ----------------------------------------------------
       John C. Garbarino
       President and Chief Executive Officer

By:        /s/ Keith G. Frey
    ----------------------------------------------------
       Keith G. Frey
       Chief Financial Officer

By:       /s/ Janice M. Goguen
    ----------------------------------------------------
       Janice M. Goguen
       Vice President, Finance and Controller


Date: May 14, 2002