Form 10-Q
period 2002-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2002-08-14
CIK 887757

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                        X

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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


                                        X    YES            [_]   NO


         The number of shares outstanding of the registrant's Common Stock as of August 5, 2002 was 1,479,864.

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                                            Page No.
                                                                                            --------

Item 1.         Financial Statements

                    Consolidated Balance Sheets ..........................................      3
                    Consolidated Statements of Operations ................................      4
                    Consolidated Statements of Cash Flows ................................      6
                    Notes to Consolidated Financial Statements ...........................      7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                   of Operations .........................................................     11
Item 3          Quantitative and Qualitative Disclosures about Market Risk ...............     17

                           PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K .........................................     19

Signatures ...............................................................................     20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                        June 30,      December 31,
                                                                                          2002            2001
                                                                                      (Unaudited)
                                                                                     --------------- ---------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................           $  1,785       $  1,607
    Accounts receivable, less allowance for doubtful accounts ..................             10,942         11,211
    Deferred tax assets ........................................................                775            790
    Prepaid expenses and other assets ..........................................                643            572
                                                                                     --------------- --------------
        Total current assets ...................................................             14,145         14,180
Property and equipment, net ....................................................              2,759          2,533
Goodwill, net ..................................................................              5,884          5,258
Other intangible assets, net ...................................................                124            160
Deferred tax assets ............................................................              1,921          1,978
Other assets ...................................................................                108             89
                                                                                     --------------- --------------
        Total assets ...........................................................          $  24,941      $  24,198
                                                                                     =============== ==============

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................            $   839        $   358
    Accrued expenses ...........................................................              3,456          3,936
    Accrued payroll ............................................................              1,727          2,491
    Current portion of long-term debt ..........................................              3,766          2,781
    Current portion of obligations under capital leases ........................                234            221
    Restructuring liability ....................................................                 28             48
                                                                                     --------------- --------------
        Total current liabilities ..............................................             10,050          9,835
Long-term debt, less current maturities ........................................              1,291            938
Obligations under capital leases ...............................................                428            291
Deferred credit ................................................................                546            562
Restructuring liability ........................................................                  8             24
                                                                                     --------------- --------------
        Total liabilities ......................................................             12,323         11,650
                                                                                     --------------- --------------

Minority interests .............................................................              1,122          1,142
Redeemable, Series A convertible preferred stock, $.001 par value,
  1,666,667 shares authorized; 1,416,667 shares issued and outstanding .........             10,313          9,973
Stockholders' equity:
    Preferred stock, $.001 par value, 3,333,333 shares authorized;
      none issued and outstanding ..............................................                  -              -
    Common stock, $.001 par value, 10,000,000 shares authorized; 1,580,366 shares issued in 2002 and 2001;  and 1,479,864 outstanding in 2002
      and 2001 .................................................................                  1              1
Additional paid-in capital .....................................................              8,730          9,070
Accumulated deficit ............................................................             (7,048)        (7,138)
Less treasury stock, at cost, 100,502 shares ...................................               (500)          (500)
                                                                                     --------------- --------------
        Total stockholders' equity .............................................              1,183          1,433
                                                                                     --------------- --------------
        Total liabilities, redeemable stock and stockholders' equity ...........            $24,941        $24,198
                                                                                     =============== ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations

             (In thousands, except share amounts and per share data)

                                   (Unaudited)

                                                                           Three months ended
                                                                                June 30,
                                                                    -----------------------------
                                                                       2002           2001
                                                                    --------------  -------------
Revenue .......................................................         $  14,381      $  14,835

Expenses:
    Operating .................................................            12,472         12,276
    General and administrative ................................             1,350          1,363
    Depreciation and amortization .............................               243            301
                                                                    -------------   ------------
                                                                           14,065         13,940
                                                                    -------------   ------------
                                                                              316            895
Nonoperating gains (losses):
    Interest income ...........................................                 4             11
    Interest expense ..........................................              (108)          (134)
    Minority interest and contractual settlements, net ........               (70)          (155)
                                                                    -------------   ------------

Income before income taxes ....................................               142            617
Income taxes ..................................................                57             15
                                                                    -------------   ------------
Net income ....................................................         $      85      $     602
                                                                    =============   ============

Per share amounts:
Net income (loss) per common share - basic ....................         $   (0.06)     $    0.29
                                                                    =============   ============

Net income (loss) per common share - assuming dilution ........         $   (0.06)     $    0.13
                                                                    =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Operations

             (In thousands, except share amounts and per share data)

                                   (Unaudited)

                                                        Six months ended
                                                            June 30,

                                                   ------------------------
                                                     2002             2001
                                                   -------          -------
Revenue .......................................  $   28,089      $   28,985

Expenses:
     Operating ................................      24,559          24,226
     General and administrative ...............       2,525           2,589
     Depreciation and amortization ............         496             607
                                                 -----------     -----------
                                                     27,580          27,422
                                                 -----------     -----------
                                                        509           1,563

Nonoperating gains (losses):
     Interest income ..........................          12              25
     Interest expense .........................        (212)           (310)
     Minority interest and contractual
        settlements, net ......................        (159)           (240)
                                                 -----------     -----------

Income before income taxes ....................         150           1,038
Income taxes ..................................          60              30
                                                 -----------     -----------
Net income ....................................  $       90      $    1,008
                                                 ===========     ===========
Per share amounts:
Net income (loss) per common share - basic ....  $    (0.17)     $     0.45
                                                 ===========     ===========

Net income (loss) per common share -
   assuming dilution ..........................  $    (0.17)     $     0.22
                                                 ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

                                                                                       2002          2001
                                                                                   -------------  ------------
Operating activities:
Net income .....................................................................   $        90    $     1,008
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation .......................................................... ....           471            430
    Amortization ...............................................................            25            177
    Minority interest...........................................................           413            377
    Imputed interest on non-interest bearing promissory note payable ...........            56             56
    Loss on disposal of fixed assets ...........................................             -             12
Changes in operating assets and liabilities:
    Accounts receivable ........................................................           269           (810)
    Prepaid expenses and other assets ..........................................           (89)          (362)
    Deferred taxes .............................................................            72              -
    Restructuring liability ....................................................           (36)           (39)
    Accounts payable and accrued expenses ......................................          (763)           359
                                                                                   -------------  ------------
        Net cash provided by operating activities ..............................           508          1,208
Investing activities:
    Property and equipment additions ...........................................          (347)          (113)
    Distributions to joint venture partnerships ................................          (433)          (266)
    Cash paid for acquisitions and other intangibles, net of cash acquired .....          (162)           869
                                                                                   -------------  ------------
        Net cash provided (used) by investing activities .......................          (942)           490

Financing activities:
    Proceeds (repayment) on lines of credit and loans payable ..................         1,133         (1,806)
    Payments of long-term debt and capital lease obligations ...................          (521)          (272)
    Payments made for debt issuance costs ......................................             -            (33)
                                                                                   -------------  ------------
        Net cash provided (used) by financing activities .......................           612         (2,111)

Net increase (decrease) in cash and cash equivalents ...........................           178           (413)
Cash and cash equivalents at beginning of period ...............................         1,607          1,443
                                                                                   -------------  ------------
Cash and cash equivalents at end of period .....................................   $     1,785    $     1,030
                                                                                   =============  ============
Noncash items:
    Accrual of dividends payable ...............................................   $       340    $       340
    Capital leases .............................................................           280            182


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                   Notes to Consolidated Financial Statements

                    (Unaudited, dollar amounts in thousands)

1.   Basis of Presentation

    The accompanying unaudited interim consolidated financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.   Significant Accounting Policies

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of SFAS 142 by the Company on January 1, 2002 resulted in an increase in net income of $50 and $99 for the three and six months ended June 30, 2002, respectively, compared to the prior year periods. For calendar year 2002, the Company expects that adoption of SFAS 142 will result in an increase in net income of approximately $201 compared to 2001.

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

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe adoption of SFAS 144 will have a material impact on its financial statements.

3.   Reclassification

     Certain prior year amounts have been reclassified to conform to the 2002 presentation. These changes included the reclassification of a credit balance arising in connection with a long-term contract entered into by the Company in 2000 with a hospital system to manage its ambulatory care centers. The credit balance represents the net difference between payments made by the hospital system for working capital deficiencies during the first twelve months of operations and the discounted value of a non-interest bearing loan payable to the hospital system by the Company. The balance has been recorded as a deferred credit and is being amortized over the 20-year initial term of the contract.

4.   Net Income (Loss) per Common Share

     The Company calculates earnings per share in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings per share includes such amounts.

5.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic earnings (loss) per share (amounts in thousands, except share and per share data):

                                                               Three months ended         Six months ended
                                                                    June 30,                  June 30,
                                                           ----------------------------------------------------
                                                               2002         2001         2002         2001
                                                           ----------------------------------------------------
Basic Earnings (Loss) per Share
Net income .............................................   $       85           602          90         1,008
Accretion on preferred stock redemption value and
  dividends accrued ....................................         (170)         (174)       (340)         (348)
                                                           ----------------------------------------------------
Net income (loss) available to common stockholders .....   $      (85)     $    428     $  (250)    $     660
                                                           ====================================================

Shares
Total weighted average shares outstanding - basic ......    1,479,864     1,479,510   1,479,864     1,479,510
                                                           ====================================================
Net income (loss) per common share - basic .............   $    (0.06)    $    0.29    $  (0.17)    $    0.45
                                                           ====================================================

      For the three and six months ended June 30, 2002, $(0.06) and $(0.17), respectively, are both the basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.


                                                               Three months ended        Six months ended
                                                                    June 30,                 June 30,
                                                             -------------------------------------------------
                                                                      2002                     2002
                                                             -------------------------------------------------
Incremental shares from assumed conversion of Series A
  preferred stock ........................................          1,416,667               1,416,667
Options ..................................................             49,370                  92,517
Convertible subordinated debt ............................                 --                   8,702
                                                             -------------------------------------------------
                                                                    1,466,037               1,517,886
                                                             =================================================

     The following table sets forth the computation of diluted earnings per share for the three and six months ended June 30, 2001 (amounts in thousands, except per share data):

                                                               Three months ended       Six months ended
                                                                    June 30,                June 30,
                                                             -------------------------------------------------
                                                                      2001                     2001
                                                             -------------------------------------------------
Diluted Earnings per Share
Net income ...............................................      $       602               $    1,008
Accretion on preferred stock and dividends accrued .......             (174)                    (348)
Interest expense on convertible subordinated debt ........                3                        6
                                                             -------------------------------------------------
Net income available to common stockholders ..............      $       431               $      666
                                                             =================================================

Shares
Total weighted average shares outstanding ................        1,479,510                1,479,510
Incremental shares from assumed conversion of Series A
  preferred stock ........................................        1,416,667                1,416,667
Options ..................................................          305,380                  176,827
Convertible subordinated debt ............................           25,000                   25,000
                                                             -------------------------------------------------
Total weighted average shares outstanding -
    assuming dilution ....................................        3,226,557                3,098,004
                                                             =================================================

Net income per common share - assuming dilution ..........      $      0.13               $     0.22
                                                             =================================================

6.   Restructuring Charge

     During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At June 30, 2002, the Company's obligation for future lease payments relating to the closed centers was $36. Details of the restructuring and other charges are as follows:


                                                                            Year Ended             Six Months Ended
                                                                         December 31, 2001           June 30, 2002
                                                                      ------------------------- ------------------------
                                                           Initial
    Description                                            charge      Payments     Accruals     Payments     Accruals
    -----------                                          ------------ ------------ ------------ ------------ -----------
    Accrued liabilities:
      Severance costs ................................       $   151       $    -         $  -         $  -       $   -
      Lease abandonment costs ........................           683          145           72           36          36
      Miscellaneous ..................................            68            -            -            -           -
                                                         ------------ ------------ ------------ ------------ -----------
                                                                 902       $  145         $ 72         $ 36       $  36
                                                                      ============ ============ ============ ===========

    Assets impairments:
      Fixed asset writedowns and disposals ............          319
      Goodwill impairment .............................          340
      Receivable writedown ............................          690
      Miscellaneous ...................................           11
                                                        ------------
                                                             $ 2,262
                                                        ============

7.   Long-term Debt

     In December 2000, the Company entered into an agreement with an asset-based lender for a three-year revolving credit line (the "Credit Line"). The Credit Line contains covenants relating to quarterly tangible net worth requirements, and leverage and fixed charge coverage ratios as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. The Company did not meet its fixed charge coverage covenant as of June 30, 2002 and was granted a waiver by the lender.

8.   Subsequent Events

     Effective July 1, 2002, the Company assumed the 40% ownership interest of its joint venture partner in its Rochester, NY center. The Company recognized $193 in goodwill on the transaction. Effective August 1, 2002, the Company increased to 96% from 80% its ownership interest in its joint venture in the St. Louis, MO market where it operates four centers. The Company recognized approximately $86 in goodwill on the transaction.

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

                                                                  Three months ended      Six months ended
                                                                       June 30,               June 30,
                                                                 --------------------------------------------
                                                                     2002       2001       2002       2001
                                                                 --------------------------------------------
    Revenue ...................................................        100%      100%        100%      100%
    Expenses:
      Operating ...............................................        (87)      (83)        (87)      (84)
      General and administrative ..............................         (9)       (9)         (9)       (9)
      Depreciation and amortization ...........................         (2)       (2)         (2)       (2)
    Interest expense ..........................................         (1)       (1)         (1)       (1)
    Minority interest and contractual settlements, net ........          -        (1)         (1)       (1)
                                                                 -------------------------------------------
    Net income                                                           1%        4%          -%        3%
                                                                 ============================================

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended June 30, 2002 and 2001

Revenue

     Revenue decreased by $454, or 3.1%, to $14,381 in the three months ended June 30, 2002 from $14,835 in the three months ended June 30, 2001. A revenue decrease of $862, or 5.9%, at centers in operation for comparable periods in both years was partially offset by revenue of $578 at centers open less than a year. In addition, revenue for the three months ended June 30, 2001 included $170, primarily in respect of non-core businesses which were closed during the first half of 2001. The decrease in revenue for the three months ended June 30, 2002 was primarily due to the general economic recession which has had an especially negative effect on urgent care services. Revenue for urgent care services, which are offered only at the Company's centers in Tennessee, decreased $260, or 22.0%, versus the prior year. Inclusive of centers open less than a year, revenue in the Company's core occupational medicine business was down $153, or 1.1%, with lower prevention revenue being largely offset by increases in rehabilitation services. During periods of economic recession, utilization of pre-employment services and the volume of prevention and treatment services decline in line with the magnitude of the slow down in economic activity. Historically, such declines have reversed as the level of economic activity increases in the markets served by the Company.

Operating Expenses and General and Administrative Expenses

     Operating expenses increased $196, or 1.6%, to $12,472 in the three months ended June 30, 2002 from $12,276 in the three months ended June 30, 2001. This increase was primarily due to larger contract services payments associated with the increase in rehabilitation revenue and a substantial increase in liability insurance premiums which were partially offset by a reduction of 3.5% in salary costs. As a percentage of revenue, operating expenses increased to 86.7% in the three months ended June 30, 2002 from 82.8% in the three months ended June 30, 2001, primarily due to the financial results at certain of the newer operations which have negatively affected the Company's operating expense ratios. Some of these newer operations are taking longer than initially expected to achieve profitability, primarily due to the economic recession. Generally, full implementation of the Company's operating model reduces operating expenses as a percentage of revenue resulting in the more profitable operations seen in mature centers, although there can be no assurance that this will occur in the current economic climate.

     General and administrative expenses decreased $13, or 1.0%, to $1,350 in the three months ended June 30, 2002 from $1,363 in the three months ended June 30, 2001. The decrease was primarily due to a reduction in field management expenses. As a percentage of revenue, general and administrative expenses increased to 9.4% in the three months ended June 30, 2002 from 9.2% in the three months ended June 30, 2001 because of the lower revenue during the current quarter as compared to 2001.

Depreciation and Amortization

     Depreciation and amortization expense decreased $58, or 19.3%, in the three months ended June 30, 2002 to $243 from $301 in the three months ended June 30, 2001. Amortization expense decreased by $71 to $12 from $83 in the three months ended June 30, 2001 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. Depreciation increased $13 to $231 from $218 in the three months ended June 30, 2001 primarily due to continued investment in information services-related capital expenditures. As a percentage of revenue, depreciation and amortization was 1.7% in the three months ended June 30, 2002 compared to 2.0% in the three months ended June 30, 2001.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the three months ended June 30, 2002, the minority interest in net (profits) of the joint ventures was $(214) compared to $(208) in the three months ended June 30, 2001. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating (profits) or losses, respectively. In the three months ended June 30, 2002, the Company recorded $144 of funded operating losses and contractual settlements compared to $53 in the three months ended June 30, 2001.

Income Taxes

     Taxation expense was $57 and $15 and the effective tax rates 40.1% and 2.4% in the three months ended June 30, 2002 and 2001, respectively. Prior to December 31, 2001, the Company maintained a 100% valuation allowance against its deferred tax assets, principally net operating losses, and recorded as tax expense only its required minimum tax payments, resulting in a low effective tax rate. During 2001, the Company utilized net operating losses against its current taxable income and recorded a change in its valuation allowance that offset its deferred tax provision. As of December 31, 2001, the Company fully released its valuation allowance and recorded a deferred tax benefit of $2,768. As a result, the Company now expects its effective tax rate will approximate 40%, its blended federal and state income tax rates.

Six Months Ended June 30, 2002 and 2001

Revenue

     Revenue decreased by $896, or 3.1%, to $28,089 in the six months ended June 30, 2002 from $28,985 in the six months ended June 30, 2001. A revenue decrease of $1,403, or 4.9%, at centers in operation for comparable periods in both years was partially offset by revenue of $864 at centers open less than a year. In addition, revenue for the six months ended June 30, 2001 included $357, primarily in respect of non-core businesses which were closed during the first half of 2001. The decrease in revenue for the six months ended June 30, 2002 was primarily due to the general economic recession which has had an especially negative effect on urgent care services. Revenue for urgent care services, which are offered only at the Company's centers in Tennessee, decreased $473, or 18.9%, versus the prior year. Inclusive of centers open less than a year, revenue in the Company's core business of occupational medicine was down $259, or 1.0%, with lower prevention revenue being largely offset by increases in rehabilitation services. During periods of economic recession, utilization of pre-employment services and the volume of prevention and treatment services decline in line with the magnitude of the slow down in economic activity. Historically, such declines have reversed as the level of economic activity increases in the markets served by the Company.

Operating Expenses and General and Administrative Expenses

     Operating expenses increased $333, or 1.4%, to $24,559 in the six months ended June 30, 2002 from $24,226 in the six months ended June 30, 2001. This increase was primarily due to larger contract services payments associated with the increase in rehabilitation revenue and a substantial increase in liability insurance premiums which were partially offset by a reduction of 3.1% in salary costs. As a percentage of revenue, operating expenses increased to 87.4% in the six months ended June 30, 2002 from 83.6% in the six months ended June 30, 2001, primarily due to the financial results at certain of the newer operations which have negatively affected the Company's operating expense ratios. Some of these newer operations are taking longer than initially expected to achieve profitability, primarily due to the economic recession. Generally, full implementation of the Company's operating model reduces operating expenses as a percentage of revenue resulting in the more profitable operations seen in mature centers, although there can be no assurance that this will occur in the current economic climate.

     General and administrative expenses decreased by $64, or 2.5%, to $2,525 in the six months ended June 30, 2002 from $2,589 in the six months ended June 30, 2001. The decrease was primarily due to a reduction in field management expenses. As a percentage of revenue, general and administrative expenses were 9.0% for the six months ended June 30, 2002 compared to 8.9% for the six months ended June 30, 2001.

Depreciation and Amortization

     Depreciation and amortization expense decreased $111, or 18.3%, to $496 in the six months ended June 30, 2002 from $607 in the six months ended June 30, 2001. Amortization expense decreased $152 to $25 from $177 in the six months ended June 30, 2001 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. Depreciation increased $41 to $471 primarily due to continued investment in information services-related capital expenditures. As a percentage of revenue, depreciation and amortization expense was 1.8% in the six months ended June 30, 2002 and 2.1% in the six months ended June 30, 2001.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the six months ended June 30, 2002, the minority interest in net (profits) of the joint ventures was $(413) compared to $(377) in the six months ended June 30, 2001. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the six months ended June 30, 2002, the Company recorded $254 of funded operating losses and contractual settlements compared to $137 in the six months ended June 30, 2001.

Income Taxes

     Taxation expense was $60 and $30 and the effective tax rates 40.0% and 2.9% in the six months ended June 30, 2002 and 2001, respectively. Prior to December 31, 2001, the Company maintained a 100% valuation allowance against its deferred tax assets, principally net operating losses, and recorded as tax expense only its required minimum tax payments, resulting in a low effective tax rate. During 2001, the Company utilized net operating losses against its current taxable income and recorded a change in its valuation allowance that offset its deferred tax provision. As of December 31, 2001, the Company fully released its valuation allowance and recorded a deferred tax benefit of $2,768. As a result, the Company now expects its effective tax rate will approximate 40%, its blended federal and state income tax rates.

Significant Accounting Contractual Obligations

     The following summarizes the Company's contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                Payments Due by Period
                                      --------------------------------------------------------------------------
                                                      Less Than         1-3            4-5         More Than
                                         Total          1 Year         Years          Years         5 Years
                                      -------------  -------------  -------------  -------------  --------------
Long-term debt (1) ...............      $ 5,057        $ 3,766         $ 1,002        $    289       $      -
Capital lease obligations ........          662            234             382              46              -
Operating leases .................        6,393          2,362           3,002             997             32
                                      -------------  -------------  -------------  -------------  --------------
Total contractual obligations ....      $12,112        $ 6,362         $ 4,386        $  1,332       $     32
                                      =============  =============  =============  =============  ============--

(1) Includes $3,227 drawn on the Company's revolving line of credit. As of June 30, 2002, the maximum amount available under the lender's borrowing base formula was $6,748.

Liquidity and Capital Resources

     At June 30, 2002, the Company had $4,095 in working capital, a decrease of $250 from December 31, 2001. The Company's principal sources of liquidity as of June 30, 2002 consisted of (i) cash and cash equivalents aggregating $1,785, and
(ii) accounts receivable of $10,942.

     Net cash provided by operating activities during the six months ended
June 30, 2002 was $508 compared to $1,208 for the six months ended June 30, 2001. The lower liquidity for the most recent period was due to a decrease in profitability of $1,005 (after adding back non-cash charges) partially offset by a smaller net change in operating assets and liabilities of $305.

     Net cash provided (used) by investing activities for the six months ended June 30, 2002 was $(942) compared to $490 for the six months ended June 30, 2001. The Company's investing activities included fixed asset additions of $347 and $113 for the six months ended June 30, 2002 and 2001, respectively. These amounts are net of fixed assets acquired under capital leases of $280 and $182 in the respective periods. Fixed asset additions in the six months ended June 30, 2002 consisted primarily of leasehold improvements and office furniture and equipment relating to the Company's new data center. Fixed asset additions in the six months ended June 30, 2001 were primarily information services-related. In the six months ended June 30, 2002 and 2001, the Company paid cash of $(433) and $(266), respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

     Also included in net cash provided (used) by investing activities for the six months ended June 30, 2002 was $(162), primarily relating to the purchase of two occupational health centers in New Jersey. In the six months ended June 30, 2001, investing activities included net receipts by the Company of $872 under an agreement whereby a hospital system provided cash necessary to fund the working capital deficiencies (as defined) during the first twelve months of operations.

     Net cash provided (used) by financing activities was $612 and ($2,111) for the six months ended June 30, 2002 and 2001, respectively. The Company received net advances under its line of credit of $1,133 in the six months ended June 30, 2002. These funds were used primarily to finance equipment purchases, to pay long-term debt obligations and to purchase the two centers in New Jersey. In the six months ended June 30, 2001, the Company was able to pay down $1,806 on its line of credit due to its strong operating performance and the net receipt of $872 as described in the preceding paragraph. The Company used funds of $(521) and $(272) for the six months ended June 30, 2002 and 2001, respectively, for the payment of long-term debt and capital lease obligations. In the six months ended June 30, 2001, the Company incurred costs of $(33) relating to the establishment of a new line of credit which became effective in December 2000.

     The Company expects that its principal use of funds in the foreseeable future will be in connection with acquisitions and the formation of joint ventures, working capital requirements, debt repayments and purchases of property and equipment and, possibly, the payment of accrued dividends on the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At June 30, 2002, $1,813 of dividends have been accrued and included in the carrying value of the Preferred Stock.

     Holders of the Preferred Stock constituting a majority of the then outstanding shares of the Preferred Stock may, by giving notice to the Company, require the Company to redeem all of the outstanding shares of the Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments out of legally available funds. If, on any redemption date, the legally available funds are insufficient to redeem the total number of shares then redeemable, the Preferred Stockholders will share ratably in any funds that are legally available. At any time thereafter when additional funds become legally available, such funds will be used, at the end of the next succeeding calendar quarter, to redeem that portion of the balance of such shares for which funds are then legally available. Had the holders of the Preferred Stock put their shares for redemption at June 30, 2002, the Company would have been obligated to pay the Preferred Stockholders $2,578, $2,748, $2,918 and $3,088 on July 30, 2002, 2003, 2004 and 2005, respectively.

      In December 2000, the Company entered into an agreement with DVI Business Credit Corporation, a specialty finance company for healthcare providers, for a three-year revolving credit line of up to $7,250 (the "Credit Line"). The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. The Credit Line contains quarterly net worth, leverage and fixed charge covenants as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. The Company did not meet its fixed charge covenant as of June 30, 2002 and was granted a waiver by the lender. At June 30, 2002, the maximum amount available under the borrowing base formula was $6,748 and the interest rate was 5.75%. The amount outstanding on the Credit Line at June 30, 2002 was $3,227.

      In March 2001, the Company entered into an agreement for an Equipment Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note ("T-Note") plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At June 30, 2002, the Company had utilized $678 of its Lease Line.

     The Company expects that the cash available to it under the Credit Line and the Lease Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, and to pay the Preferred Stockholders out of legally available funds if their shares are redeemed, for the foreseeable future. However, the Company believes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital as market factors and its needs suggest since additional resources may be necessary to fund its expansion plans.

Inflation

     The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

     The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings, and inclement weather conditions. These activities also cause a decrease in drug and alcohol testing, medical monitoring services and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2002. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

     The Company's balance sheet includes a revolving credit facility and a lease line, both of which are subject to interest rate risk. The loans are priced at floating rates of interest. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company's interest expense. The Company performed sensitivity analysis as of June 30, 2002 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

                           PART II - OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             b.  Reports on Form 8-K

                 None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCUPATIONAL HEALTH + REHABILITATION INC


  By:       /s/ John C. Garbarino
      -----------------------------------------------------
       John C. Garbarino
       President and Chief Executive Officer

  By:       /s/ Keith G. Frey
      --------------------------------------------------------
       Keith G. Frey
       Chief Financial Officer

  By:       /s/ Janice M. Goguen
      ----------------------------------------------------
       Janice M.Goguen
       Vice President, Finance and Controller


Date: August 14, 2002