Form 10-Q
period 2002-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2002-11-14
CIK 887757

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.c. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

                               [X] YES      [ ] NO

     The number of shares outstanding of the registrant's Common Stock as of November 5, 2002 was 1,479,864.

================================================================================

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

                                                                                                PAGE NO.
                                                                                                --------
Item 1.         Financial Statements
                    Consolidated Balance Sheets....................................................   3
                    Consolidated Statements of Operations..........................................   4
                    Consolidated Statements of Cash Flows..........................................   6
                    Notes to Consolidated Financial Statements.....................................   7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................  12
Item 3.         Quantitative and Qualitative Disclosures about Market Risk.........................  19
Item 4.         Controls and Procedures............................................................  20

                           PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K..................................................   20
Signatures      ..................................................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OCCUPATIONAL HEALTH + REHABILITATION INC
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     (Unaudited)
                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                         2002              2001
                                                                                   ---------------    ---------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $         2,208    $         1,607
    Accounts receivable, less allowance for doubtful accounts ..................            11,044             11,211
    Deferred tax assets ........................................................               700                790
    Prepaid expenses and other assets ..........................................               961                572
                                                                                   ---------------    ---------------
        Total current assets ...................................................            14,913             14,180
Property and equipment, net ....................................................             2,697              2,533
Goodwill, net ..................................................................             6,174              5,258
Other intangible assets, net ...................................................               112                160
Deferred tax assets ............................................................             1,900              1,978
Other assets ...................................................................               107                 89
                                                                                   ---------------    ---------------
        Total assets ...........................................................   $        25,903    $        24,198
                                                                                   ===============    ===============

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................   $           727    $           358
    Accrued expenses ...........................................................             3,770              3,936
    Accrued payroll ............................................................             2,476              2,491
    Current portion of long-term debt ..........................................             2,890              2,781
    Current portion of obligations under capital leases ........................               344                221
    Restructuring liability ....................................................                28                 48
                                                                                   ---------------    ---------------
        Total current liabilities ..............................................            10,235              9,835
Long-term debt, less current maturities ........................................             1,235                938
Obligations under capital leases ...............................................               772                291
Deferred credit ................................................................               538                562
Restructuring liability ........................................................                 2                 24
                                                                                   ---------------    ---------------
        Total liabilities ......................................................            12,782             11,650
                                                                                   ---------------    ---------------

Minority interests .............................................................             1,525              1,142
Redeemable, Series A convertible preferred stock, $.001 par value,
 1,666,667 shares authorized; 1,416,667 shares issued and outstanding ..........            10,483              9,973
Stockholders' equity:
    Preferred stock, $.001 par value, 3,333,333 shares authorized;
     none issued and outstanding ...............................................                 -                  -
    Common stock, $.001 par value, 10,000,000 shares authorized; 1,580,366
     shares issued in 2002 and 2001; and 1,479,864 outstanding  in 2002 and 2001                 1                  1
Additional paid-in capital .....................................................             8,560              9,070
Accumulated deficit ............................................................            (6,948)            (7,138)
Less treasury stock, at cost, 100,502 shares ...................................              (500)              (500)
                                                                                   ---------------    ---------------
        Total stockholders' equity .............................................             1,113              1,433
                                                                                   ---------------    ---------------
        Total liabilities, redeemable stock and stockholders' equity ...........   $        25,903    $        24,198
                                                                                   ===============    ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                             ----------------------------------
                                                                                  2002               2001
                                                                             ---------------   ----------------
Revenue      ...................................................             $        14,770   $         14,285

Expenses:
    Operating  .................................................                      12,792             12,217
    General and administrative...................................                      1,202              1,274
    Depreciation and amortization................................                        236                310
                                                                             ---------------   ----------------
                                                                                      14,230             13,801
                                                                             ---------------   ----------------
                                                                                         540                484

Nonoperating gains (losses):
    Interest income..............................................                          5                 12
    Interest expense.............................................                       (109)              (100)
    Minority interest and contractual settlements, net...........                       (240)               (70)
                                                                             ---------------   ----------------

Income before income taxes ....................................                          196                326
Income taxes...................................................                           96                 34
                                                                             ---------------   ----------------
Net income ....................................................              $           100   $            292
                                                                             ===============   ================
Per share amounts:

Net income (loss) per common share - basic.....................              $         (0.05)  $           0.08
                                                                             ===============   ================

Net income (loss) per common share - assuming dilution.........              $         (0.05)  $           0.04
                                                                             ===============   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                               ----------------------------------
                                                                      2002              2001
                                                               ---------------    ---------------
Revenue ....................................................   $        42,859    $        43,270

Expenses:
     Operating .............................................            37,351             36,443
     General and administrative ............................             3,727              3,863
     Depreciation and amortization .........................               732                917
                                                               ---------------    ---------------
                                                                        41,810             41,223
                                                               ---------------    ---------------
                                                                         1,049              2,047
Nonoperating gains (losses):
     Interest income .......................................                17                 37
     Interest expense ......................................              (321)              (410)
     Minority interest and contractual settlements, net ....              (399)              (310)
                                                               ---------------    ---------------

Income before income taxes .................................               346              1,364
Income taxes ...............................................               156                 64
                                                               ---------------    ---------------
Net income .................................................   $           190    $         1,300
                                                               ===============    ===============

Per share amounts:
Net income (loss) per common share - basic .................   $         (0.22)   $          0.53
                                                               ===============    ===============

Net income (loss) per common share - assuming dilution .....   $         (0.22)   $          0.25
                                                               ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                        2002              2001
                                                                                   ---------------    ---------------
Operating activities:
Net income .....................................................................   $           190    $         1,300

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ...............................................................               694                653
    Amortization ...............................................................                38                264
    Minority interest ..........................................................               683                561
    Imputed interest on non-interest bearing promissory note payable ...........                84                 84
    Loss on disposal of fixed assets ...........................................                 -                 13
Changes in operating assets and liabilities:
      Accounts receivable ......................................................               167             (1,262)
      Prepaid expenses and other assets ........................................              (467)               126
      Deferred taxes ...........................................................               168                  -
      Restructuring liability ..................................................               (42)               (48)
      Accounts payable and accrued expenses ....................................               188              1,084
                                                                                   ---------------    ---------------
        Net cash provided by operating activities ..............................             1,703              2,775
Investing activities:
    Property and equipment additions ...........................................              (752)              (646)
    Distributions to joint venture partnerships ................................              (577)              (531)
    Cash paid for acquisitions and other intangibles, net of cash acquired .....              (115)               797
                                                                                   ---------------    ---------------
        Net cash (used) by investing activities ................................            (1,444)              (380)

Financing activities:
    Proceeds (repayment) on lines of credit and loans payable ..................               253             (2,358)
    Proceeds from lease lines ..................................................               766                182
    Payments of long-term debt and capital lease obligations ...................              (668)              (416)
    Payments made for debt issuance costs ......................................                (9)               (32)
                                                                                   ---------------    ---------------
        Net cash provided (used) by financing activities .......................               342             (2,624)

Net increase (decrease) in cash and cash equivalents ...........................               601               (229)
Cash and cash equivalents at beginning of period ...............................             1,607              1,443
                                                                                   ---------------    ---------------
Cash and cash equivalents at end of period .....................................   $         2,208    $         1,214
                                                                                   ===============    ===============

Noncash items:
    Accrual of dividends payable ...............................................   $           510    $           510
    Capital leases, excluding proceeds received from lease lines ...............                36                  -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCCUPATIONAL HEALTH + REHABILITATION INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Occupational Health + Rehabilitation Inc (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.   SIGNIFICANT ACCOUNTING POLICIES

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of SFAS 142 by the Company on January 1, 2002 resulted in an increase in net income of $48 and $138 for the three and nine months ended September 30, 2002, respectively, compared to the prior year periods. For calendar year 2002, the Company expects that adoption of SFAS 142 will result in an increase in net income of approximately $186 compared to 2001.

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

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS 144 for its fiscal year 2002. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe adoption of SFAS 144 will have a material impact on its financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Companies are required to adopt SFAS 145 in their fiscal year beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed circumstances. The Company does not believe adoption of SFAS 145 will have a material impact on its financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than recognizing a liability when an entity commits to an exit plan. The statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe adoption of SFAS 146 will have a material impact on its financial statements.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9. SFAS 147 provides interpretive guidance on the accounting for transactions between mutual enterprises. The provisions of SFAS 147 became effective October 1, 2002. Adoption of SFAS 147 did not have a material impact on the Company's financial statements.

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

4.   NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates earnings (loss) per share in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings
(loss) per share. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings (loss) per share includes such amounts.

5.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic earnings (loss) per share (amounts in thousands, except share and per share data):

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -------------------------------   -------------------------------
                                                                2002             2001           2002            2001
                                                          --------------   --------------   --------------   --------------
BASIC EARNINGS (LOSS) PER SHARE
Net income ............................................   $          100   $          292   $          190   $        1,300
Accretion on preferred stock redemption value and
 dividends accrued ....................................             (170)            (174)            (510)            (522)
                                                          --------------   --------------   --------------   --------------
Net income (loss) available to common stockholders ....   $          (70)  $          118   $         (320)             778
                                                          ==============   ==============   ==============   ==============

SHARES
Total weighted average shares outstanding - basic .....        1,479,864        1,479,510        1,479,864        1,479,510
                                                          ==============   ==============   ==============   ==============

Net income (loss) per common share - basic ............   $        (0.05)  $         0.08   $        (0.22)  $         0.53
                                                          ==============   ==============   ==============   ==============

     For the three and nine months ended September 30, 2002, $(0.05) and $(0.22), respectively, are both the basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

                                                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   --------------------   --------------------
                                                                                           2002                     2002
                                                                                   --------------------   --------------------
Incremental shares from assumed conversion of Series A
 preferred stock ...............................................................              1,416,667              1,416,667
Stock options ..................................................................              1,070,399              1,070,399
Convertible subordinated debt ..................................................                     --                  5,769
                                                                                   --------------------   --------------------
                                                                                              2,487,066              2,492,835
                                                                                   ====================   ====================

     The following table sets forth the computation of diluted earnings per share for the three and nine months ended September 30, 2001 (amounts in thousands, except share and per share data):

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                               --------------------    --------------------
                                                                      2001                     2001
                                                               --------------------    --------------------
DILUTED EARNINGS PER SHARE
Net income .................................................   $                292    $              1,300
Accretion on preferred stock and dividends accrued .........                   (174)                   (522)
Interest expense on convertible subordinated debt ..........                      3                       9
                                                               --------------------    --------------------
Net income available to common stockholders ................   $                121    $                787
                                                               ====================    ====================

SHARES
Total weighted average shares outstanding ..................              1,479,510               1,479,510
Incremental shares from assumed conversion of Series A
 preferred stock ...........................................              1,416,667               1,416,667
Stock options ...............................................                253,299                 222,070
Convertible subordinated debt ..............................                 25,000                  25,000
                                                               --------------------    --------------------
Total weighted average shares outstanding -
 assuming dilution .........................................              3,174,476               3,143,247
                                                               ====================    ====================

Net income per common share - assuming dilution ............   $               0.04    $               0.25
                                                               ====================    ====================

     For the three and six months ended September 30, 2001, 710,686 and 741,915, respectively, of stock options were not included in the computation of diluted income per common share because the effect would have been antidilutive.

6.   RESTRUCTURING CHARGE

     During the fourth quarter of 1999, the Company implemented a restructuring plan to close certain centers that were either outside of the Company's core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded a charge of $2,262. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At September 30, 2002, the Company's obligation for future lease payments relating to the closed centers was $30. Details of the restructuring and other charges are as follows:

                                                                  YEAR ENDED            NINE MONTHS ENDED
                                                              DECEMBER 31, 2001        SEPTEMBER 30, 2002
                                                            -----------------------  ------------------------
                                                INITIAL
    DESCRIPTION                                 CHARGE      PAYMENTS     ACCRUALS     PAYMENTS     ACCRUALS
    -----------                               ------------  --------    -----------  ----------   -----------
    Accrued liabilities:
      Severance costs........................ $        151  $      -    $         -  $        -   $         -
      Lease abandonment costs................          683       145             72          42            30
      Miscellaneous..........................           68         -              -           -             -
                                              ------------  --------    -----------  ----------   -----------
                                                       902  $    145    $        72  $       42   $        30
                                                            ========    ===========  ==========   ===========

    Assets impairments:
      Fixed asset writedowns and
       disposals.............................          319
      Goodwill impairment....................          340
      Receivable writedown...................          690
      Miscellaneous..........................           11
                                              ------------
                                              $      2,262
                                              ============

7.   OWNERSHIP INTEREST CHANGES IN JOINT VENTURES

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

                                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                 ---------------------    -------------------
                                                                    2002      2001         2002       2001
                                                                 ----------  ---------    --------   --------
    Revenue..................................................           100%       100%        100%       100%
    Expenses:
      Operating .............................................           (86)       (86)        (87)       (84)
      General and administrative ............................            (8)        (9)         (9)        (9)
      Depreciation and amortization..........................            (2)        (2)         (2)        (2)
    Interest expense ........................................            (1)        (1)         (1)        (1)
    Minority interest and contractual settlements, net.......            (2)         -          (1)        (1)
                                                                 ----------  ---------    --------   --------
    Net income ..............................................             1%         2%          -%         3%
                                                                 ==========  =========    ========   ========

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

     Revenue increased by $485, or 3.4%, to $14,770 in the three months ended September 30, 2002 from $14,285 in the three months ended September 30, 2001. Revenue at centers open less than a year were $706 while revenue at centers in operation for comparable periods in both years decreased by $221, or 1.5%. The decrease in same center revenue was primarily due to the general economic recession which has had an especially negative effect on urgent care services. Urgent care revenue decreased $172, or 16.0%, versus the prior year. Excluding urgent care services, which are offered only at the Company's centers in Tennessee, same center revenue in the Company's core occupational medicine business decreased only 0.3% versus the same period in the prior year compared to a decrease of 1.1% during the three months ended June 30, 2002. This improvement in the Company's same center core business during the quarter is primarily an indication of the gradually improving business climate for the Company's services. The marked slowdown in traffic in many of the Company's centers in the week immediately following the terrorist attacks of September 11, 2001 was also a small contributing factor to the more favorable results.

Operating Expenses and General and Administrative Expenses

     Operating expenses increased $575, or 4.7%, to $12,792 in the three months ended September 30, 2002 from $12,217 in the three months ended September 30, 2001. This increase was primarily due to increases in medical related costs associated with the increase in revenue, and investments in computer systems. As a percentage of revenue, operating expenses increased to 86.6% in the three months ended September 30, 2002 from 85.5% in the three months ended September 30, 2001, primarily due to the financial results at certain of the newer operations which have negatively affected the Company's operating expense ratios. Some of these newer operations are taking longer than initially expected to achieve profitability, primarily due to the economic recession. Although there can be no assurance that this will occur in the current economic climate, full implementation of the Company's operating model generally reduces operating expenses as a percentage of revenue resulting in the more profitable operations seen in mature centers,.

     General and administrative expenses decreased $72, or 5.7%, to $1,202 in the three months ended September 30, 2002 from $1,274 in the three months ended September 30, 2001. The decrease was primarily due to a reduction in field management expenses. As a percentage of revenue, general and administrative expenses decreased to 8.1% in the three months ended September 30, 2002 from 8.9% in the three months ended September 30, 2001.

Depreciation and Amortization

     Depreciation and amortization expense decreased $74, or 23.9%, in the three months ended September 30, 2002 to $236 from $310 in the three months ended September 30, 2001. Amortization expense decreased by $74 to $13 from $87 in the three months ended September 30, 2001 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. Depreciation expense was flat at $223 in the three months ended September 30, 2002 and $222 in the three months ended September 2001. As a percentage of revenue, depreciation and amortization expense was 1.6% in the three months ended September 30, 2002 compared to 2.2% in the three months ended September 30, 2001.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the three months ended September 30, 2002, the minority interest in net (profits) of the joint ventures was $(270) compared to $(184) in the three months ended September 30, 2001. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating (profits) or losses, respectively. In the three months ended September 30, 2002, the Company recorded $30 of funded operating losses and contractual settlements compared to $114 in the three months ended September 30, 2001.

Income Taxes

     Income tax expense was $96 and $34 and the effective tax rates 49.0% and 10.4% in the three months ended September 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, the Company recognized tax expense equal to 40% of its pre-tax income. However, the Company is now projecting lower pre-tax earnings for the year than it had previously anticipated. As a result, certain permanent tax differences have had a disproportionately greater negative impact on the effective tax rate than had been anticipated earlier in the year. The Company now projects its effective tax rate for the year ending December 31, 2002 will approximate 45% and has increased its tax expense in the three months ended September 30, 2002 to reflect this revised annual estimate.

     Prior to December 31, 2001, the Company maintained a 100% valuation allowance against its deferred tax assets, principally net operating losses, and recorded as tax expense only its required minimum tax payments, resulting in a low effective tax rate. During 2001, the Company utilized net operating losses against its current taxable income and recorded a change in its valuation allowance which previously offset its deferred tax provision. As of December 31, 2001, the Company fully released its valuation allowance and recorded a deferred tax benefit of $2,768.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

     Revenue decreased by $411, or 0.9%, to $42,859 in the nine months ended September 30, 2002 from $43,270 in the nine months ended September 30, 2001. A revenue decrease of $1,619, or 3.8%, at centers in operation for comparable periods in both years was partially offset by revenue of $1,569 at centers open less than a year. In addition, revenue for the nine months ended September 30, 2001 included $361, primarily in respect of non-core businesses which were closed during 2001. The decrease in revenue for the nine months ended September 30, 2002 was primarily due to the general economic recession which has had an especially negative effect on urgent care services. Revenue for urgent care services, which are offered only at the Company's centers in Tennessee, decreased $644, or 18.0%, versus the prior year. Same center revenue in the Company's core business of occupational medicine decreased 2.1% in the nine months ended September 30, 2002 versus the comparable period in the prior year. Inclusive of centers open less than a year, revenue in the Company's core business increased $565, or 1.4%, primarily due to gains in rehabilitation services. Prevention services is the only major category with lower revenue than in the comparable period in 2001. During periods of economic recession, prevention services generally decline in line with the magnitude of the slow down in economic activity. Although there can be no assurance that this will occur in the future, such a decline has historically reversed as the level of economic activity increases in the markets served by the Company.

Operating Expenses and General and Administrative Expenses

     Operating expenses increased $908, or 2.5%, to $37,351 in the nine months ended September 30, 2002 from $36,443 in the nine months ended September 30, 2001. This increase was primarily due to larger contract services payments associated with the increase in rehabilitation revenue, and investments in computer systems. These increases were partially offset by a reduction of 2.3% in salary costs. As a percentage of revenue, operating expenses increased to 87.1% in the nine months ended September 30, 2002 from 84.2% in the nine months ended September 30, 2001, primarily due to the financial results at certain of the newer operations which have negatively affected the Company's operating expense ratios. Some of these newer operations are taking longer than initially expected to achieve profitability, primarily due to the economic recession. Although there can be no assurance that this will occur in the current economic climate, full implementation of the Company's operating model generally reduces operating expenses as a percentage of revenue resulting in the more profitable operations seen in mature centers.

     General and administrative expenses decreased by $136, or 3.5%, to $3,727 in the nine months ended September 30, 2002 from $3,863 in the nine months ended September 30, 2001. The decrease was primarily due to a reduction in field management expenses. As a percentage of revenue, general and administrative expenses were 8.7% for the nine months ended September 30, 2002 compared to 8.9% for the nine months ended September 30, 2001.

Depreciation and Amortization

     Depreciation and amortization expense decreased $185, or 20.2%, to $732 in the nine months ended September 30, 2002 from $917 in the nine months ended September 30, 2001. Amortization expense decreased $226 to $38 from $264 in the nine months ended September 30, 2001 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. Depreciation expense increased $41 to $694 primarily due to continued investment in information services-related equipment. As a percentage of revenue, depreciation and amortization expense was 1.7% in the nine months ended September 30, 2002 and 2.1% in the nine months ended September 30, 2001.

Minority Interest and Contractual Settlements

     Minority interest represents the share of profits and losses of joint venture investors with the Company. In the nine months ended September 30, 2002, the minority interest in net (profits) of the joint ventures was $(683) compared to $(561) in the nine months ended September 30, 2001. Contractual settlements represent the net of payments to, or receipts from, the Company's partners under the Company's management contracts in respect of the joint venture partners' share of operating profits or losses, respectively. In the nine months ended September 30, 2002, the Company recorded $284 of funded operating losses and contractual settlements compared to $251 in the nine months ended September 30, 2001.

Income Taxes

     Income tax expense was $156 and $64 and the effective tax rates 45.1% and 4.7% in the nine months ended September 30, 2002 and 2001, respectively. Prior to December 31, 2001, the Company maintained a 100% valuation allowance against its deferred tax assets, principally net operating losses, and recorded as tax expense only its required minimum tax payments, resulting in a low effective tax rate. During 2001, the Company utilized net operating losses against its current taxable income and recorded a change in its valuation allowance which previously offset its deferred tax provision. As of December 31, 2001, the Company fully released its valuation allowance and recorded a deferred tax benefit of $2,768. As a result, the Company now reports its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. These permanent tax differences have had a disproportionately greater negative impact on the effective tax rate which the Company had previously projected to be 40%, and now estimates will be 45% at the lower pre-tax earnings currently anticipated.

SIGNIFICANT ACCOUNTING CONTRACTUAL OBLIGATIONS

     The following summarizes the Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------------------------
                                                      LESS THAN         1-3            4-5         MORE THAN
                                         TOTAL          1 YEAR         YEARS          YEARS         5 YEARS
                                      -------------  -------------  -------------  -------------  -------------
Long-term debt (1) ................   $       4,125  $       2,890  $         947  $         288  $           -
Capital lease obligations..........           1,116            344            692             80              -
Operating leases...................           5,785          2,251          2,664            870              -
                                      -------------  -------------  -------------  -------------  -------------
Total contractual obligations......   $      11,026  $       5,485  $       4,303  $       1,238  $           -
                                      =============  =============  =============  =============  =============

(1) Includes $2,347 drawn on the Company's revolving line of credit. As of September 30, 2002, the maximum amount available under the lender's borrowing base formula was $7,235.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had $4,678 in working capital, an increase of $333 from December 31, 2001. The Company's principal sources of liquidity as of September 30, 2002 consisted of (i) cash and cash equivalents aggregating $2,208, and (ii) accounts receivable of $11,044.

     Net cash provided by operating activities during the nine months ended September 30, 2002 was $1,703 compared to $2,775 for the nine months ended September 30, 2001. The lower liquidity for the most recent period was due to a decrease in profitability of $1,186 (after adding back non-cash charges) partially offset by a positive net change in operating assets and liabilities of $114.

     Net cash used by investing activities for the nine months ended September 30, 2002 was $1,444 compared to $380 for the nine months ended September 30, 2001. The Company's investing activities included fixed asset additions of $752 and $646 for the nine months ended September 30, 2002 and 2001, respectively. Fixed asset additions in the nine months ended September 30, 2002 consisted primarily of leasehold improvements, office furniture, and computer equipment associated with the Company's new data center. Fixed asset additions in the nine months ended September 30, 2001 were primarily related to information services. In the nine months ended September 30, 2002 and 2001, the Company paid cash of $577 and $531, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash accumulated by the joint venture for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

     Also included in net cash used by investing activities for the nine months ended September 30, 2002 was $115, primarily relating to the purchase of two occupational health centers in New Jersey. In the nine months ended September 30, 2001, investing activities included net receipts by the Company of $872 under an agreement whereby a hospital system provided cash necessary to fund the working capital deficiencies (as defined) during the first twelve months of operations, and payments by the Company of $75 relating to earnouts in connection with previously acquired businesses.

     Net cash provided (used) by financing activities was $342 and $(2,624) for the nine months ended September 30, 2002 and 2001, respectively. The Company received net advances under its line of credit of $253 in the nine months ended September 30, 2002. These funds were used for general corporate purposes. During the nine months ended September 30, 2001, the Company paid down $(2,358) on its line of credit due to its strong operating performance and the net receipt of $872 as described in the preceding paragraph. Under its lease arrangements with certain leasing companies, the Company has accumulated its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In the nine months ended September 30, 2002 and 2001, cash proceeds of $766 and $182, respectively, were received under its lease lines. The Company used funds of $(668) and $(416) during the nine months ended September 30, 2002 and 2001, respectively, for the payment of long-term debt and capital lease obligations. The Company incurred costs of $(9) in the nine months ended September 30, 2002 in connection with a new lease line, and $(32) in the nine months ended September 30, 2001 relating to the establishment of a new line of credit which became effective in December 2000.

     The Company expects that its principal use of funds in the foreseeable future will be in connection with acquisitions and the formation of joint ventures, working capital requirements, debt repayments and purchases of property and equipment and, possibly, the payment of accrued dividends on the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), if declared by the Company's board of directors. Such dividends accrue at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At September 30, 2002, $1,983 of dividends have been accrued and included in the carrying value of the Preferred Stock.

     Holders of the Preferred Stock constituting a majority of the then outstanding shares of the Preferred Stock may, by giving notice to the Company, require the Company to redeem all of the outstanding shares of the Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments out of legally available funds. If, on any redemption date, the legally available funds are insufficient to redeem the total number of shares then redeemable, the Preferred Stockholders will share ratably in any funds that are legally available. At any time thereafter when additional funds become legally available, such funds will be used, at the end of the next succeeding calendar quarter, to redeem that portion of the balance of such shares for which funds are then legally available. Had the holders of the Preferred Stock put their shares for redemption at September 30, 2002, the Company would have been obligated to pay the Preferred Stockholders $2,621, $2,791, $2,961 and $3,131 on October 31, 2002, 2003, 2004 and 2005, respectively.

     In December 2000, the Company entered into an agreement with DVI Business Credit Corporation, a specialty finance company for healthcare providers, for a three-year revolving credit line of up to $7,250 (the "Credit Line") with an expiration date of December 14, 2003. The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is prime rate plus 1%. The Credit Line contains quarterly net worth, leverage and fixed charge covenants as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. The Company did not meet its fixed charge covenant as of June 30, 2002 and was granted a waiver by the lender. At September 30, 2002, the Company was in compliance with all covenants. At September 30, 2002, the maximum amount available under the borrowing base formula was $7,235 and the interest rate was 5.75%. The amount outstanding on the Credit Line at September 30, 2002 was $2,347.

     In March 2001, the Company entered into an agreement for an Equipment Facility (the "Lease Line") of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note ("T-Note") plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At September 30, 2002, the Company had utilized $678 of its Lease Line.

     In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the "Somerset Line"). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company intends to utilize this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At September 30, 2002, the Company had utilized $486 of its Somerset Line.

     The Company expects that, for the foreseeable future, the cash available to it under the Credit Line, the Lease Line , and the Somerset Line together with cash generated from operations will be adequate to fund working capital requirements and debt repayments, to finance projected capital expenditures, and to pay the Preferred Stockholders out of legally available funds if their shares are redeemed. However, the Company believes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital as market factors and its needs suggest since additional resources may be necessary to fund its expansion plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2002. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

     The Company's balance sheet includes a revolving credit facility and lease lines, each of which is subject to interest rate risk. The loans are priced at floating rates of interest. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company's interest expense. The Company performed sensitivity analysis as of September 30, 2002 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

     Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters following the signature page of this report.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

 10.07 (a)  Lease Agreement dated August 30, 2002 by and between the Company and
            Somerset Capital Group, Ltd. ("Somerset").

       (b)  Letter dated August 29, 2002 to the Company from Somerset.

 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)      Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OCCUPATIONAL HEALTH + REHABILITATION INC


  By:        /s/ John C. Garbarino
      -----------------------------------------
      John C. Garbarino
      President and Chief Executive Officer


  By:        /s/ Keith G. Frey
      -----------------------------------------
      Keith G. Frey
      Chief Financial Officer


  By:       /s/ Janice M. Goguen
      -----------------------------------------
      Janice M. Goguen
      Vice President, Finance and Controller


Date: November 13, 2002

                                 CERTIFICATIONS

I, John C. Garbarino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Occupational Health + Rehabilitation Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ John C. Garbarino
-------------------------------------
John C. Garbarino
President and Chief Executive Officer

I, Keith G. Frey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Occupational Health + Rehabilitation Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/Keith G. Frey
-----------------------
Keith G. Frey
Chief Financial Officer