Form 10-K
period 2002-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2003-03-28
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number: 0-21428

OCCUPATIONAL HEALTH + REHABILITATION INC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3464527 (I.R.S. Employer Identification No.)

175 Derby Street, Suite 36 Hingham, Massachusetts (Address of principal executive offices)	02043 (Zip Code)

(781) 741-5175

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    YES  ☒     NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K    ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     YES  ☐    NO  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on June 28, 2002 was $1,900,586 based on the closing price of $2.00 per share. The number of shares outstanding of the registrant’s Common Stock as of March 24, 2003 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

PART I

PART I

ITEM 1.    BUSINESS

General

Occupational Health + Rehabilitation Inc (the “Company”), a leading national occupational healthcare provider, specializes in the prevention, treatment, and management of work-related injuries and illnesses, as well as regulatory compliance services. As of March 1, 2003, the Company operates thirty-six occupational health centers serving over 15,000 employer clients in ten states, and also delivers workplace health services at employer locations throughout the United States. The Company believes its centers provide high quality medical care and extraordinary service. This improves the health status of employees, reduces workers’ compensation costs, and assists employers in their compliance with state and federal regulations governing workplace health and safety. The Company believes it is the leading provider of occupational health services in most of its established markets as a result of its commitment to these core values and competencies.

The Company has developed a system of clinical and operating protocols as well as proprietary information systems to track the resulting patient outcomes (the “OH+R System”), all focused on reducing the cost of work-related injuries. The OH+R System includes a full array of proven protocols designed to reduce the frequency and severity of work-related injuries, to return injured employees to full duty in the shortest possible time, and to assure regulatory compliance. Many of these services may also be delivered on-site at the workplace. Prevention and compliance services include pre-placement examinations, medical surveillance services, fitness for duty and return to work evaluations, drug and alcohol testing, physical examinations, and work-site safety programs.

The Company’s treatment approach for work-related injuries and illnesses is based on documented, proprietary clinical protocols which combine state-of-the-art medical, rehabilitation, and care coordination services in an integrated system of care focused on addressing the needs of employers, employees, and payers. Under this approach, employees receive high quality care, maintain a positive attitude, and have a greatly reduced probability of developing chronic problems or being re-injured. Utilizing the OH+R System, which is being continually refined, occupational medicine physicians and other clinical staff have consistently generated substantial documented savings as compared to national averages for both lost work days and medical costs associated with work-related injuries and illnesses.

In recent years, the Company has expanded its operations beyond its base in New England into selected major metropolitan markets elsewhere in the United States. In selecting new markets, the Company looks for many factors, including a favorable regulatory environment, attractive reimbursement levels, fragmented competition and a good industrial base. The Company’s strategic plan is to expand its network of service delivery sites throughout the United States, principally through joint ventures and other contractual agreements with hospitals and development of its workplace health programs. The Company currently has thirteen health system affiliations in place.

The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043, telephone number (781) 741-5175.

Industry Overview

Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In a report issued in October 2002, The National Institute for Occupational Safety and Health estimated the cost to business each year of job related injuries to be $171 billion. Liberty Mutual’s 2002 Safety Index, based on 1999 data, estimated the total annual cost, inclusive of lost productivity, overtime, the cost of replacement workers, etc., to be between $120 billion and $240 billion, of which $40 billion related to the direct cost of workplace injuries, namely payments to injured workers and their medical care providers. The Company estimates that the primary occupational healthcare market (“Primary Occupational Healthcare”) represented $10 billion of the total outlays, of which $6 billion related to initial treatment of injuries and $4 billion to injury healthcare services, such as prevention and compliance services. Although Primary Occupational Healthcare accounts for only a small portion of these total expenditures, the Company believes it is a critical determinant of other costs. Functioning as the gatekeeper, the occupational medicine physician greatly influences both “down stream” medical costs and when an injured employee returns to work, thereby controlling lost work days.

The increase in workers’ compensation costs nationally in recent years, after a short period of relative stability, has resulted in employers taking a more active role in preventing and managing workplace injuries. This typically includes the establishment of safety committees, emphasis on ergonomics in the workplace, drug testing, and other efforts to reduce the number of injuries, and the establishment of preferred provider relationships to ensure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated healthcare services to support these programs has been a key factor in the development of the occupational healthcare industry.

The occupational healthcare market is highly fragmented, consisting primarily of individual or small-group practices and hospital-based programs. Increasing capital requirements, the need for more sophisticated management of both information systems and direct sales and marketing, and changes in the competitive environment, including the formation of larger integrated networks such as the Company’s, have all created increased interest in affiliating with larger, professionally managed organizations. As a result of these factors, the Company believes there is an opportunity to consolidate hospital programs and private practices.

Strategy

The Company’s mission is to reduce the cost of work-related injuries and illnesses and other healthcare costs for employers and payers and to improve the health status of employees through high-quality care and extraordinary service. The Company’s strategic objectives are to develop a comprehensive national network of occupational healthcare delivery sites and to expand its workplace health services to become the leading occupational health provider in selected regional markets.

The Company intends to build its network of delivery sites through:

•	Joint ventures and other contractual arrangements with health systems designed to augment existing occupational health programs and to create networks of occupational health service delivery sites throughout the health system and its affiliates.

•	Acquisitions of existing occupational medicine, physical therapy and other related service practices.

•	Start-up of Company-owned centers in strategic locations.

Subsequent to an acquisition, joint venture or other contractual relationship, new centers are converted to the Company’s practice model through implementation of the OH+R System. New services are added as required to provide the Company’s comprehensive offering. These additional services may be provided by contracting with affiliates of the newly-partnered health system or with local practitioners. Workplace health services are often delivered at employer locations within the service area of a center and are a natural extension of center operations. The Company’s direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of workplace health opportunities not proximate to a center.

The Company’s operating strategy is based upon:

•

Integration of Services—Prevention and compliance services provide important baseline information to clinicians, as well as knowledge of the work site, which makes the treatment of subsequent injuries more effective. Close management and coordination of all aspects of an injured worker’s care are essential to ensuring the earliest possible return to work. Management and coordination are difficult, if not impossible, when clinicians are not working within an integrated system. Such a system significantly reduces the number of communications required for a given case and eases the coordination effort, while enhancing the quality of care and patient convenience.

•	Quality Care and Extraordinary Service—For a number of reasons, injured workers often receive less than optimal care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of unnecessary lost work-days, including indemnity, lost production and staff replacement costs. The Company is committed to providing extraordinary service—to patients, to employers and to third parties. From proactive communications with all parties to custom services addressing an employer’s specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

•	Outcome Tracking and Reporting—The OH+R System is focused on achieving successful outcomes, cost-effectively returning injured workers to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers to the job faster and for costs substantially lower than the national averages and, typically, those of other local occupational health providers.

•	Low Cost Provider—The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it is continuously working to further reduce the cost of providing care by streamlining patient processing procedures thereby increasing the productivity of clinicians. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

•	Provider Relations—The Company believes there is intense competition for occupational health providers who are interested in community-based practice. Consequently, it has implemented strategies to attract, recruit, and retain high quality providers who share the Company’s goals and culture. These strategies include proactive efforts to involve providers in the development of clinical protocols and policies through regular provider meetings and electronic communication, provider involvement in the operation of each center, and varieties of practice to suit individual providers’ interests. The Company uses physician assistants and nurse practitioners as integral parts of the clinical team.

•	“Best Practices” Ethic—Core to the Company’s operating strategy is the belief that “best practices” in all aspects of occupational healthcare (clinical protocols and procedures, operations protocols, sales systems, service ethics, outcomes measurement, information systems, new site integration, and training and orientation systems) can be continuously improved. The Company constantly pursues enhancement of best practices in all aspects of its business.

Services

The Company’s services address the diverse healthcare needs and challenges faced by employers in the workplace. Specializing in the prevention, treatment and management of work-related injuries and illnesses, the Company is able to meet the needs of single site, regional multi-site or national employers and payers in the regions it serves. The Company’s services are delivered in a variety of venues including the Company’s full service centers, in the workplace, and through contract arrangements with providers or hospitals affiliated with its health system partners.

The Company, in conjunction with its health system partners, provides an integrated system of care. The Company’s full service centers provide primary occupational health services while its health system partners offer after-hours care, specialist services, and diagnostic testing, as needed. The integrated system provides a seamless continuum of services to employees and employers. The Company’s occupational health centers are typically staffed with multi-disciplinary teams, including physicians, physician assistants, nurse practitioners, and physical and occupational therapists, as well as a manager, a client relations director, a care coordinator, and support personnel.

In support of both center operations and workplace health initiatives, the Company also provides an after-hours program to coordinate treatment of second and third shift injuries through local emergency departments. This program ensures that the injured employee receives immediate medical attention and continuing treatment in the Company’s organized system of care. The Company also offers 24-hour nurse triage in selected markets.

The Company’s Medical Policy Board is the focal point for maintaining and enhancing the Company’s reputation for clinical excellence. The Medical Policy Board is comprised of physicians and other provider representatives employed by the Company who are established, recognized leaders in occupational healthcare. The Medical Policy Board oversees the establishment of “best practice” standards, the development of clinical protocols and quality assurance programs, and the recruitment, training, and monitoring of clinical personnel.

Specific services provided by the Company include:

Prevention/Compliance

A safe work environment is a critical factor impacting costs associated with work-related injuries and illnesses. To optimize workplace safety and productivity, the Company offers a full array of services designed to prevent injuries and to meet regulatory compliance requirements. The expertise and experience of the Company’s occupational health specialists differentiate the Company’s prevention and compliance services. Through treating work-related injuries, the Company’s clinicians gain significant insights into employers’ safety issues, thereby improving the efficacy of prevention programs. The Company’s expertise in health and safety regulatory matters provides employers with a critical resource to assist them in addressing increasingly complex federal and state regulations.

Specific prevention and compliance services include:

•	Physical Examinations

— Preplacement

— Executive

— Department of Transportation (DOT)

— Annual

— Medical Monitoring/Surveillance

•	Screenings

— Drug and Alcohol Testing

— Substance Abuse Program Development and Management

— Hazardous Substances Screening/Testing

— Pulmonary Function Tests

— Audiograms

— Job Specific Work Skills Screens

•	Safety Programs

•	Ergonomics Consultations

•	Health Promotion

•	Immunizations

Treatment/Management

Where an injured worker receives initial treatment for a work-related injury or illness is critical to the eventual outcome of the case. The initial provider is the medical gatekeeper and single most important player in controlling case costs. When the Company acts as the gatekeeper, whether in a Company center, in the workplace, or through its network providers, it controls the cost of treatment provided as well as the costs of specialist and ancillary services by ensuring that referrals are appropriate and required. The Company’s prevention/compliance efforts support an in-depth understanding of the workplace and the workforce, facilitating optimal treatment plans and early return to work. Lost work-days are minimized when care is controlled and effectively coordinated.

The Company’s treatment protocols, which have been demonstrated to be effective through outcome studies documenting reduced medical costs and fewer lost work days, are based on a sports medicine philosophy of early intervention and aggressive treatment to maximize a patient’s recovery while minimizing the ultimate costs associated with the case.

As part of the Company’s injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker’s care. This includes referrals to specialists within a network of physicians who understand workers’ compensation and the special requirements of treating work-related injuries. In a typical Company full service center or a network of its contract providers, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan, thus eliminating time lost from delays in dealing with several unrelated providers.

Another element to successfully managing work-related injuries is continuous communication to all the “key players,” including the employer, employee, and third-party payers. With expectations and treatment plans clearly communicated to all involved, the Company’s commitment to goal-oriented, cost-effective, quality care is evident.

When an individual is not treating with the Company, specialty evaluations are often used to bring a case to closure and/or to create return to work programs for both work-related and non-work-related cases. The Company’s occupational medicine physicians and therapists bring a unique set of skills and experiences to these evaluations, including in-depth understanding of the workplace. Referrals for these services typically come from employers, insurers, or lawyers.

Treatment/management services include:

•	Work-related Injury Treatment

•	Physical and Occupational Therapy

•	Specialist Referrals

•	Care Coordination

•	Specialty Evaluations

— Independent Medical Examinations

— Disability Examinations

— Fitness-for-Duty and Return-to-Work Examinations

Workplace Health

The workplace is often the most effective place for the Company to deliver its services for work-related injuries/illnesses as well as to reduce other employee healthcare costs. Furthermore, many employers recognize the value of medical personnel managing integrated disability management programs that cover both work-related and non-work-related injuries and illnesses. The Company is a leader in workplace health services. It has assembled a fully integrated continuum of workplace health services that systematically address workplace safety and aim to minimize absenteeism of employees who have work-related and non-work-related injuries and illnesses. Employers may choose to have all or some of these services delivered at the workplace through staffing contracts or in conjunction with the Company’s center resources. The Company’s physical and occupational therapists provide job-specific, individualized treatment at the workplace, utilizing real work as the rehabilitation medium. The Company helps employees remain on the job while they receive therapy. Disability days decrease and return-to-work rates increase using this model of rehabilitative care.

Consulting/Advisory Services

Based on its depth of occupational medicine expertise, the Company provides a variety of consulting/advisory services for clients as follows:

•	Healthcare Policy Development

•	Regulatory Compliance

•	Americans with Disabilities Act (ADA) Compliance

•	Environmental Medicine

•	Medical Review Officer (MRO)

Outcomes Measurement and Tracking

The Company has significant experience with data management and outcomes tracking and has created a sophisticated reporting tool that enables employers and third-party payers to track all costs and utilization of services received within the Company’s network of care. In addition, the system measures the Company’s return-to-work performance by measuring lost and modified work days per case. The Company believes that its multi-disciplinary clinical teams have consistently outperformed others by returning injured employees to work more quickly and at lower cost, while maintaining high patient satisfaction. The Company believes its ability and willingness to measure and be accountable for its performance to employers and third-party payers significantly differentiate the Company from its competitors.

Sales and Marketing

The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. The latter parties strongly influence (and in many instances direct) an injured worker’s choice of provider, while employers select providers for prevention and compliance services.

Through a sales planning and forecasting process, markets are analyzed and resources are allocated and consistently monitored to ensure maximum results. Client relations directors (“CRDs”), typically located at each Company center, are responsible for client retention and new client prospecting activities. The personal sales efforts of each CRD are supported by direct mail, selective advertising and public relations programs focused on reinforcing the Company’s position as a leader in occupational health. The successful establishment of partnership relationships with clients is a key ingredient to the Company’s success. During the sales process, the CRD routinely engages the expertise of the local provider team to enhance these efforts.

Agreements with Medical Providers

In most cases, medical and other professional services at the Company’s centers are provided through professional corporations (collectively, the “Medical Providers”) that enter into management agreements with the Company or with its affiliated joint ventures which then subcontract with the Company. The Company provides a wide array of business services under these management and submanagement agreements, such as the provision of trained personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, sales, marketing, and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers, under the direction of the Medical Providers, provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company’s service mark “Occupational Health + Rehabilitation Inc.” These agreements typically have automatically renewing terms and specific termination rights. Management fees payable to the Company vary depending upon the particular circumstances and applicable legal requirements. These fees may include an assignment of certain accounts receivable, an allocation of a portion of net revenue, or a flat fee for each service provided by the Company.

Expansion Plan

The Company’s objective is to develop regional occupational healthcare systems in selected areas of the United States with full-service occupational health centers, workplace health sites, and a variety of network providers, typically affiliated with the Company’s health system partners. Forming ventures, alliances and other contractual relationships with hospitals, health systems, and providers in markets in which it operates is a key strategy for the Company. The Company’s management team, comprised primarily of seasoned healthcare executives, is experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of occupational health services delivery, facilitates effective assimilation of new operations. The Company believes that occupational health providers, like all other segments of the healthcare industry, have been subjected to the pressure of managed care and other cost containment efforts from employers and payers. These pressures and the expected continuance of regulatory complexities in the workers’ compensation and health and safety systems have caused a growing need, in the Company’s opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations, such as the Company that specialize in occupational healthcare. However, because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

Health System Joint Ventures, Affiliations and Network Service Agreements

The Company’s intended principal method of expansion is entering into joint ventures, affiliations, service agreements, or other contractual arrangements with health systems to develop and operate comprehensive occupational health programs based upon networks of delivery sites, including full-service centers, satellite locations and/or contract providers. There are about 3,200 hospital-owned occupational health programs in the United States. Approximately half of these programs are affiliated with one of the 270 multi-hospital health systems that offer occupational health services while the rest are operated by non-health system affiliated hospitals.

Most hospital occupational health programs have developed by default. Employers and injured employees have naturally looked to the local hospital for treatment of work-related injuries. In addition, as Occupational Safety and Health Administration (“OSHA”) and other safety and health regulations came into existence, hospitals again were the logical, and often only, place for employers to turn for service. The majority of the occupational health services offered by hospitals are delivered by functional departments where occupational health is a small percentage of the services rendered. Management of care, employer communications and, ultimately, successful outcomes are extremely difficult to accomplish. Because of their relatively small size in the context of the total hospital system, occupational health departments generally receive insufficient management attention, operate at a loss, and require constant funding. Consequently, many health systems are looking to acknowledged experts in the field, such as the Company, for effective outsourcing of their hospital-based occupational health programs.

By affiliating or contracting with the Company, health systems benefit from:

•	The Company’s expertise in profitably delivering high quality care and extraordinary service at the center level

•	Minimization of capital requirements

•	The OH+R System—a proven clinical and operating system

•	Retention of occupational health, and the resultant downstream services, as a service affiliated with the hospital, while transferring the operational responsibilities to an organization totally focused on successful operation of occupational health programs

•	Increased ability to recruit qualified providers and integrate them into an established network

•	The clinical expertise of the Company’s Medical Policy Board which helps ensure that the health system’s patients are receiving “best practice” care

•	The Company’s entrepreneurial work environment that provides incentives for performance

•	The Company’s expertise in sales and marketing to increase market share, occupational health revenues, and referrals for other health system services

•	Access to the Company’s regional network of multi-location clients

•	Enhanced relationships with employers, many of whom are becoming directly involved in contracting with health systems to provide healthcare for their employees

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

In March 2000, the Company formed a joint venture with SSM Health Care St. Louis to operate the latter’s existing network of occupational health centers located in and around St. Louis, Missouri. SSM Health Care St. Louis is a member of SSM Health Care, a leading provider of healthcare services in St. Louis and its environs. Effective August 1, 2002, the Company increased its ownership in the joint venture to 96% from 80%, and recognized $90,000 in goodwill on the transaction.

In October 2000, the Company entered into a long-term management contract with affiliates of Baptist Hospital System, Inc. in Nashville, Tennessee (“BHS”) to operate the Baptist Care Centers, seven ambulatory care centers located throughout the Nashville metropolitan area. BHS services central Tennessee through its flagship Baptist Hospital in Nashville, the largest not-for-profit tertiary care hospital in the region. The Company has decided that it will no longer offer urgent care services at its centers in Tennessee after March 31, 2003 and will focus instead solely on occupational health services. Due to declining revenue, a high incidence of bad debts, and other considerations relating to urgent care, the Company does not believe the elimination of these services will have a material negative effect on its operating profit, despite a projected loss of revenue of $2,500,000 for the nine months ending December 31, 2003 resulting from this decision. The Company has taken various measures to ensure that its urgent care patients will continue to receive appropriate medical care, including the conversion of two of its seven centers from mixed use sites to centers that provide only urgent care under the ownership of independent providers.

Under these health system affiliations, the Company typically provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company’s personnel costs and other expenses incurred. Moreover, in a typical joint venture, the Company will own 51% or more of the occupational health entity with the health system owning the remainder. The Company is continuously exploring potential health system affiliations but there can be no assurance that it will be successful in these efforts.

Acquisitions, Strategic Alliances and Selective Start-ups

By acquiring private practices that perform occupational medicine, physical therapy, or related services, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians, which can complement the Company’s direct marketing to employers. Alternatively, occupational medicine practices, including medical consulting practices focused on occupational and environmental health issues, have established relationships with employers to whom the Company may provide its more comprehensive services.

In November 2001, OHR-SSM, LLC, a joint venture of the Company, purchased an occupational medicine business in St. Louis, Missouri for $77,000, and recognized goodwill of $57,000. The acquired revenue stream was incorporated into the Company’s existing Missouri centers.

In January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased two occupational health clinics located in New Jersey and transferred the hospital system’s occupational health programs to these centers. The combined purchase price of these entities was $610,000, of which $70,000 was in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. The Company recognized goodwill of $621,000 on these transactions. Effective July 1, 2002, the Company assumed the 40% ownership interest of its joint venture partner in its Rochester, NY center, and recognized $193,000 in goodwill on the transaction.

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut, in exchange for transfer of title to the Company of ERN’s four occupational health centers in Connecticut which the Company had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25,000 for its share of the network’s assets. There will be a final settlement between the parties as of June 30, 2003 after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date.

In 2002, the Company recognized revenue of $2,286,000 for the seven occupational health centers owned by HMG which it will no longer manage in 2003. Because a significant proportion of the revenue was paid to providers for services rendered, the Company does not expect the loss of revenue will have a material negative effect on its operating profit.

The Company will also consider establishing start-up centers when appropriate. This approach is most suitable for geographic areas proximate to existing Company centers or where a significant source of patients can be assured through arrangements with large employers and third-party administrators. Often, start-ups can be developed in concert with a local provider, enabling the Company to minimize its investments, particularly during the early growth phase of the site. The Company will continue to explore opportunities such as these throughout its marketplace when conditions warrant such an approach. However, there can be no assurance the Company will be successful in these efforts.

1999 Restructuring Plan

During the fourth quarter of 1999, the Company initiated measures designed to enhance its overall financial strength and success. These measures principally included the closure of Company centers that were either outside of the Company’s core occupational health focus or were not capable of achieving significant profitability due to specific market factors. In December 1999, the Company’s South Boston, Massachusetts occupational health and sports medicine center was closed and during the first quarter of 2000 its Wellesley Hills, Massachusetts occupational health and sports conditioning center and its Essex Junction, Vermont primary care location were closed. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various positions within the Company. The plan resulted in restructuring and other charges of $2,262,000.

During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2002, the Company’s obligation for future lease payments and other charges relating to the closed centers was $22,000.

Competition

Most organizations providing care for work-related injuries and illnesses in the eastern part of the United States are local providers or hospitals. The fundamental difference between the Company and these providers is the Company’s focused expertise in combining multiple disciplines to address the needs of a single market segment—work-related injuries and illnesses, and prevention and compliance services. Other providers are generally organized to provide services, such as physical therapy, to a wide variety of market segments with differing needs, regardless of the source of the injury or type of patient.

Most of the Company’s competitors are local operations and typically provide only some of the services required to successfully resolve work-related injuries and illnesses, and reduce employers’ costs. Hospitals typically provide most of the required services but not as part of a tightly integrated, formal care system. Injured workers tend to be a small segment of the patients seen by the individual hospital departments involved, and department personnel tend not to have any particular training or expertise in work-related injuries and illnesses.

Concentra, Inc. is the nation’s largest company providing occupational healthcare followed by U.S. HealthWorks, Inc. which in 2000 acquired the occupational health centers operated by HEALTHSOUTH Corporation, a large national provider of rehabilitation services which also offered occupational health services in certain locations. Although the Company has not yet seen a significant occupational healthcare presence from these companies in the markets in which it currently operates in the Northeast United States, it is beginning to see them as it moves into new markets. While the Company believes it can compete effectively with these companies on the basis of quality and service, there can be no assurance that these competitors will not establish similar services to those offered by the Company in all its markets. These companies are larger than the Company and have greater financial resources.

Laws and Regulations

General

As a participant in the healthcare industry, the Company’s operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its operations are in material compliance with applicable laws. Nevertheless, many aspects of the Company’s business operations, especially those related to the special nature of the Company’s relationship with the Medical Providers, have not been the subject of state or federal regulatory interpretation, and there can be no assurance that a review of the Company’s or the Medical Providers’ business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Medical Providers or that the healthcare regulatory environment will not change so as to restrict the Company’s or the Medical Providers’ existing operations or their expansion.

Workers’ Compensation Legislation

Each state in which the Company operates has workers’ compensation programs requiring employers to cover medical expenses, lost wages, and other costs resulting from work-related injuries, illnesses, and disabilities. Medical costs are paid to healthcare providers through the employers’ purchase of insurance from private workers’ compensation carriers, participation in a state fund, or by self-insurance. Changes in workers’ compensation laws or regulations may create a greater or lesser demand for some or all of the Company’s services, require the Company to develop new or modified services or ways of doing business to meet the needs of the marketplace and compete effectively, or modify the fees that the Company may charge for its services.

Many states are considering or have enacted legislation reforming their workers’ compensation laws. These reforms generally give employers greater control over who will provide medical care to their employees and where those services will be provided, and attempt to contain medical costs associated with workers’ compensation claims. Some states have implemented procedure-specific fee schedules that set maximum reimbursement levels for healthcare services. The federal government and certain states provide for a “reasonableness” review of medical costs paid or reimbursed by workers’ compensation.

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

Laws and regulations relating to the corporate practice of medicine, the sharing of professional fees, certificates of need, and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and believes that its operations and planned activities do not violate any applicable medical practice, fee-splitting, certificates of need, or similar laws, there can be no assurance that (i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations, and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company’s business. In addition, the laws and regulations of some states could restrict expansion of the Company’s operations into those states.

Federal regulations aimed at standardizing the format in which certain types of healthcare information is exchanged electronically and establishing standards for the security and privacy of protected healthcare information have been issued pursuant to the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Further regulations under HIPAA, as well as modifications to and interpretations of existing regulations, are expected. Compliance with these regulations will be required beginning April 14, 2003 and at various dates thereafter for Covered Entities (as defined). Based principally upon the projected composition of its business at that date, most notably the elimination of its urgent care services in March 2003, and because it does not engage in Covered Transactions through electronic means, the Company has determined that it does not currently fall directly under the purview of HIPPA. However, the Company recognizes that a number of the standards established by HIPPA represent “best practices” for its own business and it intends to phase in those procedures over the next two years in addition to maintaining compliance with state privacy laws applicable to its business. The Company may also be expected to comply with some limited HIPAA standards under future contracts with health care providers and insurers. Moreover, there can be no assurance that the Company will not be required at some future time to comply fully with HIPPA in which event the Company may be called upon to devote substantial management effort and expenditures to achieving such compliance.

Fraud and Abuse Laws

A federal law (the “Anti-Kickback Statute”) prohibits any offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of, or arranging for, items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain anti-referral provisions (the “Stark Amendments”) prohibit a physician with a “financial interest” in an entity from referring a patient to that entity for the provision of certain “designated health services,” some of which are provided by the Medical Providers that engage the Company’s management services.

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

All of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company’s business, and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with applicable federal and state anti-kickback and anti-referral prohibitions. The Company also monitors developments in this area. If these laws are interpreted in a manner contrary to the Company’s interpretation, or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance, however, can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company’s business.

Antitrust Laws

Federal, and many state, laws prohibit anti-competitive conduct, including price fixing, improper exercise of monopoly power, concerted refusals to deal, and division of markets. Violations of the Sherman Act, the primary federal antitrust statute, are felonies punishable by significant fines. While the Company believes that it is in compliance with relevant antitrust laws, no assurance can be given that the Company’s business practices will be interpreted by federal and state enforcement agencies to comply with such laws, and any violation of such laws could have a material adverse effect on the Company and its business.

Uncertainties Related to Changing Healthcare Environment

Over the last several years, the healthcare industry has experienced change. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs, including capitation plans, may play an increasing role in the delivery of occupational healthcare services. Further, competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, health maintenance organizations and other significant providers of managed care products. To facilitate the Company’s managed care strategy, the Company is offering risk-sharing products for the workers’ compensation industry that will be marketed to employers, insurers and managed care organizations. However, no assurance can be given that the Company will prosper in the changing healthcare environment or that the Company’s strategy to develop managed care programs will succeed in meeting employers’ and workers’ occupational healthcare needs.

Other changes in the healthcare environment may result from an Internal Revenue Service ruling related to whole-hospital joint ventures with tax-exempt organizations. The Company currently does not believe that this specific ruling will be extended to joint ventures concerning ancillary services such as occupational health for tax-exempt hospitals; however, if so extended, the Company’s structure for joint ventures with tax-exempt hospitals may differ from the Company’s typical model so as not to jeopardize the tax-exempt status of these hospitals.

Environmental

The Company and the Medical Providers are subject to various federal, state, and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company’s facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with the applicable law; however, any future claims or changes in environmental laws could have an adverse effect on the Company and its business.

Use of Provider Networks

The Company’s provision of comprehensive healthcare management and cost containment services depends in part on its ability to contract with or create networks of healthcare providers which share its objectives. For some of its clients, the Company offers injured workers access to networks of providers who are selected by the Company or its joint venture partners for quality of care and willingness to follow the OH+R System. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks that the Company may develop or acquire. To the extent these regulations apply to the Company, the Company may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Background

The Company was incorporated in Delaware in 1988. On June 6, 1996, Occupational Health + Rehabilitation Inc (“OH+R”) merged with and into (the “Merger”) Telor Opthalmic Pharmaceuticals, Inc. (“Telor”). Pursuant to the terms of the Merger, Telor was the surviving corporation. Concurrent with the Merger, however, Telor’s name was changed to Occupational Health + Rehabilitation Inc, and the business of the surviving corporation was changed to the business of OH+R. The Merger was accounted for as a “reverse acquisition” whereby OH+R was deemed to have acquired Telor for financial reporting purposes.

Economic Conditions

The Company’s success is influenced by a number of economic factors, principally employment levels and the rate of change thereof, and the general level of business activity. Adverse changes in these economic conditions may negatively affect the Company’s growth and profitability.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings, and inclement weather conditions. These activities also cause a decrease in drug and alcohol testings, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonality.

Employees

As of February 28, 2003, the Company employed 543 individuals on a full and part-time basis. The total clinical professionals contracted or associated with the Company as of February 28, 2003 were 258, including physicians, physician assistants, nurse practitioners, nurses, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company’s employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company’s objective to develop a national network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. Among the risks and uncertainties that will affect the Company’s actual results are locating and identifying suitable partnership candidates, the ability to consummate operating agreements on favorable terms, the success of such ventures, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services, the availability of sufficient financing, the attractiveness of the Company’s capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers’ compensation laws and regulations and in the healthcare environment generally, and other risks described in this Annual Report on

Form 10-K and the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update such statements to reflect new, changing, or unanticipated events or circumstances.

ITEM 2.    PROPERTIES

The Company rents approximately 7,000 square feet of office space for its corporate offices in Hingham, Massachusetts.

The Company’s centers range in size from 750 square feet to approximately 15,000 square feet and generally have lease terms of between three years and six years with varying renewal or extension rights. A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room, and ancillary areas for reception, drug testing collection, rehabilitation, client education, and administration. Most centers are open from nine to ten hours per day for five days per week.

The Company believes that its facilities are adequate for its reasonably foreseeable needs.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the OTC Bulletin Board. The Company trades under the symbol OHRI. The following table sets forth the high and low bid quotations for the Company’s Common Stock as reported by the OTC Bulletin Board during the periods shown below.

	High	Low
Quarter ended March 31, 2001	$2.250	$1.250
Quarter ended June 30, 2001	5.350	2.187
Quarter ended September 30, 2001	4.000	2.050
Quarter ended December 31, 2001	2.900	1.900
Quarter ended March 31, 2002	3.050	1.950
Quarter ended June 30, 2002	3.000	1.650
Quarter ended September 30, 2002	2.050	1.200
Quarter ended December 31, 2002	1.650	0.950

The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 14, 2003, the Company’s Common Stock was held by 70 stockholders of record and approximately 420 beneficial stockholders whose shares were held in “street” name.

The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon the Company’s earnings, capital requirements and financial condition. Compliance with various financial covenants imposed by one of the Company’s lenders could also limit the Company’s ability to pay dividends.

The transfer agent and registrar for the Company’s Common Stock is American Stock Transfer & Trust Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, as of December 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,301,631	$2.54	73,734
Equity compensation plans not approved by securityholders	—	—	—

Total	1,301,631	$2.54	73,734

(1)	Includes the Company’s 1993, 1996, and 1998 Stock Plans. The 1998 Stock Plan, as approved by the Company’s stockholders, reserved 150,000 shares of the Company’s Common Stock for the granting of non-qualified stock options, incentive stock options, and stock appreciation rights. The Company’s board of directors has subsequently approved, without stockholder approval, the reservation of an additional of 720,000 shares of the Company’s Common Stock under the 1998 Stock Plan for the granting of non-qualified stock options and stock appreciation rights.

During the fiscal year ended December 31, 2002, the Company did not make any sales of unregistered securities under the Securities Act of 1933, as amended (the “Securities Act”). However, on March 24, 2003, the Company paid a cash amount of $2,699,740.35 and issued 1,608,247 shares of its Common Stock, and promissory notes in the aggregate principal amount of $2,699,740.35 to repurchase 1,416,667 shares of its Series A Convertible Preferred Stock, from certain venture capital funds and other accredited investors (the “Sellers”) in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In claiming the exemption under Section 4(2) and Rule 506, the Company relied in part on the following facts: (1) each of the Sellers represented that such Seller (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c) had access to or was furnished with the kinds of information that registration under the Securities Act would have provided; (d) acquired the shares for the Seller’s own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (e) is an “accredited investor” as defined in Rule 502 of Regulation D; and (2) a restrictive legend was placed on each certificate or other instrument evidencing the shares and notes.

ITEM 6.    SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below with respect to the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999, and 1998 are derived from financial statements not included herein. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands except share and per share data)
Revenue	$56,949	$57,017	$43,683	$32,148	$23,083
Expenses:
Operating	49,803	48,476	36,376	26,924	19,970
General and administrative	4,883	5,096	4,824	3,708	3,035
Depreciation and amortization	1,012	1,265	1,134	1,062	759
Restructuring	—	—	—	2,262	—

Gain from operations	55,698	54,837	42,334	33,956	23,764

	1,251	2,180	1,349	(1,808)	(681)
Nonoperating gains (losses):
Interest income	26	45	36	51	171
Interest expense	(423)	(507)	(535)	(244)	(179)
Minority interest and contractual settlements, net	(496)	(329)	105	(590)	(318)
Recovery (write-off) of note receivable	—	—	248	(292)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	358	1,389	1,203	(2,883)	(1,007)
Tax provision (benefit)	215	(2,695)	34	—	—

Income (loss) before cumulative effect of change in accounting principle	143	4,084	1,169	(2,883)	(1,007)
Cumulative effect of change in accounting principle	—	—	—	—	(155)

Net income (loss)	$143	$4,084	$1,169	$(2,883)	$(1,162)

Net (loss) income available to common shareholders—basic	$(537)	$3,390	$473	$(3,011)	$(1,177)

Weighted average common shares outstanding—basic	1,479,864	1,479,591	1,479,510	1,479,450	1,479,141

(Loss) income before cumulative effect of change in accounting principle	$(0.36)	$2.29	$0.32	$(2.04)	$(0.69)
Cumulative effect of change in accounting principle	—	—	—	—	(0.11)

Net (loss) income per common share	$(0.36)	$2.29	$0.32	$(2.04)	$(0.80)

Net (loss) income available to common shareholders—assuming dilution	$(537)	$3,402	$485	$(3,011)	$(1,177)
Weighted average common shares outstanding— assuming dilution	1,479,864	3,161,331	2,935,745	1,479,450	1,479,141

(Loss) income before cumulative effect of change in accounting principle	$(0.36)	$1.08	$0.17	$(2.04)	$(0.69)
Cumulative effect of change in accounting principle	—	—	—	—	(0.11)

Net (loss) income per common share—assuming dilution	$(0.36)	$1.08	$0.17	$(2.04)	$(0.80)

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Working capital	$4,049	$4, 427	$1,935	$2,803	$3,694
Total assets	24,397	24,198	22,148	17,160	14,479
Long-term debt, less current portion	1,982	1,229	1,614	2,906	1,116
Redeemable convertible preferred stock	10,653	9,973	9,279	8,583	8,455
Stockholders’ equity (deficit)	896	1,433	(1,957)	(2,430)	581

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of occupational healthcare services to employers and their employees specializing in the prevention, treatment, and management of work related injuries and illnesses. The Company develops and operates multidisciplinary outpatient healthcare centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and long-term management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures.

The Company’s operations have been funded primarily through venture capital investments, the Merger, and lines of credit. The Company’s growth has resulted predominantly from the formation of joint ventures, long-term management agreements, acquisitions, and development of businesses principally engaged in occupational healthcare.

The discussion and analysis of the financial condition and results of operations of the Company are based on the Company’s consolidated financial statements, included elsewhere within this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Critical Accounting Policies

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers, and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

Provision for Doubtful Accounts

Accounts receivable consist primarily of amounts due from third-party payers (principally, managed care companies and commercial insurance companies) as well as amounts due from private individuals. Estimated provisions for doubtful accounts are recorded to the extent that it is probable that a portion or all of a particular account receivable will not be collected. The Company estimates the provision for doubtful accounts based on various factors including payer type, historical collection patterns, and the age of the receivable. Changes in estimates for particular accounts receivable are recorded in the period in which the change occurs.

Impairment of Property and Equipment, Goodwill, and Intangible Assets

The Company reviews the carrying value of its property and equipment, goodwill, and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers various factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results, and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the years ended December 31, 2002 and 2001, the Company did not recognize any adjustments to the carrying value of its property and equipment, goodwill, and intangible assets.

Reserves for Employee Health Benefits

The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance which limits the Company’s liability for health insurance payments on both an individual and total group basis. At the end of each quarter, the Company records an accrued expense for estimated health benefit claims incurred but not reported at the end of such period. The Company estimates this accrual based on various factors including historical experience, industry trends, and recent claims history. This accrual is by necessity based on estimates and is subject to ongoing revision as conditions change and as new data present themselves. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of SFAS 142 by the Company on January 1, 2002 resulted in an increase in net income of approximately $186,000 for the year ended December 31, 2002 compared to the year ended December 2001.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Companies are required to adopt SFAS 145 in their fiscal year beginning after May 15, 2002. On matters with possible application to the Company, SFAS 145 rescinds, SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed circumstances. The Company does not believe adoption of SFAS 145 will have a material impact on its financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, Accounting for Stock Based Compensation. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. SFAS does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

SFAS 148 is intended to encourage the adoption of the accounting provisions of SFAS 123. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods:

(a)	Prospective method. Apply the recognition provisions to all employee compensation awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of SFAS 123 for periods beginning after December 15, 2003.

(b)	Modified prospective method. Recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

(c)	Retroactive restatement method. Restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

The Company is currently evaluating the adoption of SFAS 148 and is in the process of determining the impact of the Statement on its financial statements. The Company does not believe the application of SFAS 148 will materially affect its results of operations in 2003.

The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company’s consolidated statements of operations bear to revenue. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Operating expenses	(87.5)	(85.0)	(83.3)
General and administrative expenses	(8.6)	(8.9)	(11.0)
Depreciation and amortization expense	(1.8)	(2.2)	(2.6)
Interest income	0.0	0.1	0.1
Interest expense	(0.7)	(0.9)	(1.2)
Minority interest and contractual settlements, net	(0.9)	(0.6)	0.2
Recovery of note receivable	—	—	0.6
Tax (provision) benefit	(0.3)	4.7	(0.1)

Net income	0.2%	7.2%	2.7%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Years Ended December 31, 2002 and 2001

Revenue

Revenue in 2002 decreased by $68, or 0.1%, to $56,949 from $57,017 in 2001. A decrease in revenue of $1,948, or 3.4%, at centers in operation for comparable periods in both years was offset by revenue of $2,245 generated by centers opened during 2002. Revenue in 2001 included $365 from non-core businesses which were closed during 2001. The decrease in same center revenue in 2002 was primarily due to the general economic recession which had an especially negative effect on urgent care services. Revenue for urgent care services, which are offered only at the Company’s centers in Tennessee, decreased by $1,038, or 22.1%, versus the prior year. Because of the declining revenue, a high incidence of bad debts, and other economic reasons, the Company has determined that it will no longer offer urgent care services in Tennessee after March 31, 2003.

Same center revenue in the Company’s core business of occupational medicine decreased 1.8% in 2002 compared to 2001. Including centers open less than a year, revenue in the Company’s core business increased $1,292, or 2.5%, with gains being recorded in all major categories other than prevention services. During periods of economic recession, prevention services generally decline in line with the magnitude of the slow down in economic activity. Although there can be no assurance that this will occur in the future, such a decline has historically reversed as the level of economic activity increases in the markets served by the Company.

Operating, General and Administrative Expenses

Operating expenses increased $1,327, or 2.7%, to $49,803 in 2002 from $48,476 in 2001. Same center operating expenses decreased $842 despite an increase of $444 in information services-related costs. To counter the downturn in its business as result of the weak economy, the Company reduced expenses in all facets of its operations including employee costs where same center costs decreased about 4% after significant increases in the cost of employee benefits. As a percentage of revenue, operating expenses increased by 2.5 percentage points to 87.5% in 2002 from 85.0% in 2001, primarily due to expected early stage losses at centers acquired in 2002 and an increase in rehabilitation services provided by subcontractors.

General and administrative expenses decreased $213, or 4.2% to $4,883 in 2002 from $5,096 in 2001, primarily due to the elimination of a number of management positions as part of its company-wide program to reduce expenses. Because of the payment of severance costs, the full benefit of these actions will not be realized until 2003. As a percentage of revenue, general and administrative expenses declined by 0.3 percentage points to 8.6% in 2002 from 8.9% in 2001.

Depreciation and Amortization

Depreciation and amortization expense decreased 20.0% to $1,012 in 2002 from $1,265 in 2001. Depreciation expense increased to $961 in 2002 from $911 in 2001, primarily due to continued investment in information services-related equipment. Amortization expense decreased to $51 in 2002 from $354 in 2001 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. As a percentage of revenue, depreciation and amortization fell to 1.8% in 2002 from 2.2% in 2001.

Interest Expense

Interest expense decreased to $423 in 2002 from $507 in 2001. The decrease was due primarily to lower interest rates. As a percentage of total revenue, interest expense fell to 0.7% in 2002 from 0.9% in 2001.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2002, the minority interest in pre-tax profits of subsidiaries increased to $(891) from $(699) in 2001, reflecting the greater aggregate profits of the joint venture operations. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In 2002, the Company recorded receipt of $395 of funded operating losses and contractual settlements compared to $370 in 2001.

Tax Provision (Benefit)

There was a tax provision of $215 in 2002 compared to a net tax benefit of $(2,695) in 2001. The tax provision for 2002 includes $52 in respect of 2001 charges not previously recognized relating to an adjustment to the deferred tax benefit, and to state income taxes. These charges resulted in an increase in the Company’s effective tax rate to 60.1% from the normalized rate of 45.5%. At December 31, 2001, the Company, having determined that its operating results and forecasted future income supported an assertion that ultimate realization of its net deferred tax assets was more likely than not, fully released the valuation allowance which had in prior years offset such deferred tax assets, and recorded a deferred tax benefit of $2,768. The Company also recorded tax expense of $73 in 2001, primarily relating to state income taxes.

Years Ended December 31, 2001 and 2000

Revenue

Revenue increased 30.5% to $57,017 in 2001 from $43,683 in 2000. Of the total increase, $778 was attributable to a center brought under management during 2001. Revenue at centers in operation during all of 2001 and only a part of 2000 grew $13,186 or 30.8%. These increases were partially offset by the elimination of $630 of revenue generated in the prior year by centers which were subsequently closed. Revenue at centers in operation during all of 2001 and only part of 2000 grew $13,186, or 30.8%. Revenue at centers open for comparable periods in 2001 and 2000 increased 6.5%, primarily due to volume growth.

Operating, General and Administrative Expenses

Operating expenses increased 33.3% to $48,476 in 2001 from $36,376 in 2000. This increase primarily reflects a full year of expenses at centers brought under management during 2000. As a percentage of revenue, operating expenses increased by 1.7 percentage points to 85.0% in 2001 from 83.3% in 2000. In certain centers that are operated under joint venture or management contracts, the Company’s contractual partner is responsible for funding initial operating losses. The amount of such payments is recorded as a non-operating gain. Some of these early stage, unprofitable operations have taken longer than initially expected to achieve profitability, primarily due to the economic recession. Although there can be no assurance that this will occur in the current economic climate, full implementation of the Company’s operating model generally reduces operating expenses as a percentage of revenue resulting in the more profitable operations seen in mature centers.

General and administrative expenses increased 5.6% to $5,096 in 2001 from $4,824 in 2000. The increase was primarily due to an increase in field management expenses. As a percentage of revenue, general and administrative expenses declined by 2.1 percentage points to 8.9% in 2001 from 11.0% in 2000, reflecting the Company’s leveraging of its fixed costs on its revenue growth.

Depreciation and Amortization

Depreciation and amortization expense increased 11.6% to $1,265 in 2001 from $1,134 in 2000. The increase was primarily due to information services-related capital expenditures. As a percentage of revenue, depreciation and amortization decreased to 2.2% in 2001 from 2.6% in 2000, primarily due to the increase in revenue.

Interest Expense

Interest expense decreased to $507 in 2001 from $535 in 2000. The decrease was due both to lower interest rates and to lower average loan balances on the Company’s lines of credit. As a percentage of total revenue, interest expense decreased to 0.9% in 2001 from 1.2% in 2000.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2001, the minority interest in pre-tax profits of the joint ventures increased to $(699) from $(510) in 2000, reflecting the greater aggregate profits of the joint venture operations. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In 2001, the Company recorded receipt of $370 of funded operating losses and contractual settlements compared to $615 in 2000, primarily reflecting the improved operating results of these early stage operations.

Recovery of Note Receivable

During the fourth quarter of 1999, the Company wrote off the outstanding balance of $292 on a note receivable due to collection uncertainties. Because it was in default of certain loan covenants with its lender, the payer of the note ceased making its quarterly principal payments after June 1999 while it attempted to restructure its debt. Subsequent to the sale of the payer’s business in February 2001, the Company received $248 in final settlement of all amounts due under the note and recognized the gain in its financial statements for the year ended December 31, 2000.

Tax Provision (Benefit)

At December 31, 2001, the Company, having determined that its operating results and forecasted future income supported an assertion that ultimate realization of its net deferred tax assets was more likely than not, fully released the valuation allowance which had in prior years offset such deferred tax assets, and recorded a deferred tax benefit of $2,768. The Company also recorded tax expense of $73 in 2001, primarily relating to state income taxes.

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than Years
Long-term debt (1)	$3,274	$2,332	$942	$—	$—
Capital lease obligations	1,620	590	1,016	14	—
Operating leases	6,267	2,326	2,741	1,078	122

Total contractual obligations	$11,161	$5,248	$4,699	$1,092	$122

(1)	As of December 31, 2002, the amount available under the lender’s borrowing base formula was $6,882, of which $1,896 was drawn down. See Note 4 in the consolidated notes to the financial statements.

Liquidity and Capital Resources

At December 31, 2002, the Company had $4,049 in working capital compared to $4,453 in 2001 and $1,935 in 2000. The Company’s principal sources of liquidity as of December 31, 2002 consisted of (i) cash and cash equivalents aggregating $1,674 and (ii) accounts receivable of $9,736.

Net cash provided (used) by operating activities in 2002 was $2,606 compared to $3,957 in 2001 and $(1,142) in 2000. The lower liquidity in 2002 compared to 2001 was primarily due to a decrease in profitability, after adjusting for non-cash charges.

Accounts receivable decreased to $9,736 in 2002 from $11,211 in 2001 and $11,015 in 2000. The reduction in accounts receivable in 2002 was attributable primarily to a reorganization of the Company’s centralized billing offices during the year. As a result, days sales outstanding at December 31, 2002 decreased to 62 from 72 at the end of 2001. Days sales outstanding at December 31, 2000 were 78 after annualizing revenue at centers added during the year.

Prepaid expenses and other assets increased $390 in 2002 from 2001, primarily due to the prepayment of one month’s estimated employee medical costs to the Company’s new medical insurance administrator. Prepaid expenses and other assets decreased $535 in 2001 from 2000, primarily due to final settlement in 2001 of amounts owed the Company by a hospital system partner responsible for funding first year working capital deficiencies and by a client under a managed care contract which expired in mid year.

Accounts payable and accrued expenses decreased to $5,949 in 2002 from $6,755 in 2001 and $6,403 in 2000. The decrease of $806 in accounts payable and accrued expenses in 2002 was primarily due to more prompt settlement of both medical claims by the Company’s new employee medical insurance administrator and amounts due to certain third-party providers who provide medical services to the Company’s patients, and to a smaller employee incentive pay liability. The increase of $352 in accounts payable and accrued expenses in 2001 over 2000 was primarily due to an increase in the estimated liability for employee medical insurance payments, and to an additional day of accrued payroll.

Net cash used in investing activities was $1,892, $934, and $292 in 2002, 2001, and 2000, respectively. The Company’s investing activities included fixed asset additions of $891, $993, and $687 in 2002, 2001, and 2000, respectively, primarily related to information services equipment.

During the twelve months ended December 31, 2002, 2001, and 2000, the Company paid cash of $886, $773, and $610, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash accumulated by the joint ventures which it can then utilize for general corporate purposes. The Company expects to continue to make future distributions when the cash balances in the joint ventures permit.

In 2002, net cash used in investing activities included $115, primarily relating to the purchase of two occupational health centers in New Jersey. In 2001, investing activities included the purchase of a physician business with a cash outlay of $77. In addition, the Company paid $211 and $270 in 2001 and 2000, respectively, relating to earnouts in connection with previously acquired businesses.

In 2001 and 2000, net cash used in investing activities also included receipt by the Company of $872 and $1,199, respectively, under an agreement with a hospital system to manage its ambulatory care centers where the system provided working capital necessary to fund the working capital deficiencies (as defined) during the first twelve months of operations. At December 31, 2001, the Company recognized a negative net intangible asset of $629 from this agreement, representing the net difference of payments made by, or committed to, each party to induce the other to enter into the management agreement. At December 31, 2000, the Company recognized a net intangible asset of $244 in respect of this agreement and recorded the amount payable by the Company of $2,000 as a non-cash transaction, net of a discount of $531. The amount is payable by the Company over a five year period. At December 31, 2002, the amount payable was $893, net of a discount of $307.

Net cash (used) provided by financing activities was $(647), $(2,859), and $1,365 in 2002, 2001, and 2000, respectively. In 2002 and 2001, the Company paid down $198 and $2,153, net of advances, respectively, under its line of credit. The pay down in 2001 was primarily due to the strong operating performance that year and the net receipt of $872 to fund certain working capital deficiencies.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In 2002 and 2001, cash proceeds of $766 and $398, respectively, were received under its lease lines, primarily to fund information services equipment. The Company used funds of $1,205, $1,072, and $766 in 2002, 2001, and 2000, respectively, for the payment of long-term debt and capital lease obligations.

In December 2000, the Company entered into an agreement with DVI Business Credit Corporation (DVI), a specialty finance company for healthcare providers, for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, DVI extended the term of the Credit Line to March 31, 2004. The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. The interest rate under the Credit Line is the prime rate plus 1%. The Credit Line’s covenants include a quarterly tangible net worth requirement of $3,000 (defined as shareholders’ equity plus the Redeemable Series A Convertible Preferred Stock, subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. The Company did not meet its fixed charge covenant as of June 30, 2002 and was granted a waiver by DVI. The Company has been in compliance with all covenants since the third quarter of 2002. As of and for the year ended December 31, 2002, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $5,096, 1.86, and 1.69, respectively, which were calculated under the terms of the agreement. At December 31, 2002, the maximum amount available under the borrowing base formula was $6,882 and the interest rate was 5.25%. The amount outstanding on the Credit Line at December 31, 2002 and 2001 was $1,896 and $2,094, respectively.

In March 2001, the Company entered into an agreement for an Equipment Facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31 month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At December 31, 2002, the Company had utilized $678 of its Lease Line.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company intends to utilize this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At December 31, 2002, the Company had utilized $1,098 of its Somerset Line.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock (“Preferred Stock”), namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes will bear interest at 8% and will be payable in three equal principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event of a default, the interest rate will increase to 15% until the default is cured. The Company expects that this transaction will cause a debt covenant violation with respect to the tangible net worth requirement. Accordingly, on March 18, 2003, DVI reduced the tangible net worth requirement from $3,000 to $2,500.

Until this repurchase by the Company of the Preferred Stock, holders of the Preferred Stock constituting a majority of the then outstanding shares of the Preferred Stock, by giving notice to the Company, could have required the Company to redeem all of the outstanding shares of the Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments. Had the holders of the Preferred Stock put their shares for redemption at December 31, 2002, the Company would have been obligated to pay the Preferred Stockholders $2,663, $2,833, $3,003, and $3,173 on January 31, 2003, 2004, 2005, and 2006, respectively.

The Company expects that its principal use of funds in the foreseeable future, after the cash payment on March 24, 2003 of $2,700 to the holders of Preferred Stock, will be for the repayment of the Notes, and for acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the Credit Line, the Lease Line, and the Somerset Line, together with cash generated from operations, and other sources of funds it anticipates will be available to it will be adequate to meet these projected needs. However, the Company recognizes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund its expansion efforts.

Inflation

The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Further, inflation is not expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hirings, and inclement weather conditions. These activities also cause a decrease in drug and alcohol testings, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels and ongoing efforts to add service lines with less seasonality.

Professional Liability Insurance Risk

The Company maintains professional liability insurance coverage both on the Company as an entity and in the name of its employed physicians, as well as an umbrella policy to supplement that coverage. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance, and it is expected that these costs will continue to increase steeply at least through 2005. For its policy year commencing March 1, 2003, the cost to the Company’s for its professional liability and umbrella insurance increased to $644 from $329 in the prior policy year, despite the Company assuming more of the risk itself. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates and changes in those schedules generally lag the increase in medical-related costs.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2002. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit loan is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a draw down is effected. As a result, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. The Company performed sensitivity analysis as of December 31, 2002 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The auditors’ reports, consolidated financial statements and financial statement schedules that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 41 hereof are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of January 1, 2003, the executive officers and directors of the Company were:

Name	Age	Position with the Company
John C. Garbarino	50	President, Chief Executive Officer and Director
Lynne M. Rosen	41	Chief Operating Officer
H. Nicholas Kirby	53	Senior Vice President, Corporate Development
Keith G. Frey	63	Chief Financial Officer and Secretary
William B. Patterson, MD, MPH	54	Chief Medical Officer, Chair-Medical Policy Board
Edward L. Cahill	49	Director
Kevin J. Dougherty	56	Director
Angus M. Duthie	62	Director
Donald W. Hughes	52	Director
Frank H. Leone	58	Director
Steven W. Garfinkle	44	Director

John C. Garbarino, a founder of OH+R, was its President and Chief Executive Officer and a director since its formation in July 1992 and has been President, Chief Executive Officer and a director of the Company since the Merger. From February 1991 through June 1992, Mr. Garbarino served as President and Chief Executive Officer of Occupational Orthopaedic Systems, Inc., a management company that operated Occupational Orthopaedic Center, Inc., a company which was the initial acquisition of OH+R. From 1985 to January 1991, Mr. Garbarino was associated in various capacities with Foster Management Company (“Foster”), a private investment company specializing in developing businesses to consolidate fragmented industries. In his association with Foster, Mr. Garbarino was a general partner and consultant and held various senior executive positions (including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) in Chartwell Group Ltd., a Foster portfolio company organized to consolidate through acquisitions the highly fragmented premium priced segment of the interior furnishings industry. Previously, Mr. Garbarino participated in the venture capital industry as a founder and general partner of Fairfield Venture Partners, L.P. and as vice president and treasurer of Business Development Services, Inc., a venture capital subsidiary of General Electric Company. Mr. Garbarino is a Certified Public Accountant and previously worked at Ernst & Whinney (a predecessor to Ernst & Young LLP).

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

H. Nicholas Kirby has served as Senior Vice President, Corporate Development since January 1998. Previously, he served as Vice President, Corporate Development of the Company from June 1996. From August 1994 to June 1996, he was OH+R’s Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. (“LINK”) from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine.

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

William B. Patterson, MD, MPH, FACOEM was appointed Chief Medical Officer in January 2003. He has also served as Chair of the Company’s Medical Policy Board since September 1998. He served as Medical Director of the Company’s Massachusetts operations from August 1997 when New England Health Center, a company of which he was the founder and president was acquired by the Company, until June, 2000. Dr. Patterson is board certified in both internal medicine and occupational/environmental medicine. He has served as President of the New England College of Occupational and Environmental Medicine and is on its Board of Directors. Dr. Patterson also serves as an assistant professor at the Boston University School of Public Health and has been a consultant to many large corporations and government agencies in occupational and environmental medicine.

Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a General Partner of HLM Management, an asset management firm established to invest in venture capital and small capitalization growth companies. He was a founding partner of Cahill, Warnock & Company, LLC (“Cahill, Warnock”), a private equity firm. Prior to founding Cahill, Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm’s Health Care Investment Banking Group. Mr. Cahill is also a director of Centene Corp. (Nasdaq: CNTE), Johns Hopkins Medicine and several private companies.

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

Donald W. Hughes has served as a director of the Company since December 1997 and is a General Partner and Chief Financial Officer of Cahill, Warnock. Prior to joining Cahill, Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. (Nasdaq: DOSE) from December 1995, and as Executive Vice President and Chief Financial Officer of Broventure Company Inc., a closely-held investment management company from July 1984 to November 1995. Mr. Hughes is also a director of Touchstone Applied Science Associates, Inc. (OTCBB: TASA) and several private companies.

Frank H. Leone has served as a director of the Company since July 1998. In 1985, Mr. Leone founded and has since served as President/Chief Executive Officer of RYAN Associates, and he is the founder and Executive Director of the National Association of Occupational Health Professionals (N.A.O.H.P.). Mr. Leone is also the executive editor of four leading occupational health periodicals: “VISIONS,” “Partners,” the “Workers’ Compensation Managed Care Bulletin,” and the “Clinical Care Update.”

Steven W. Garfinkle has served as a director of the Company since July 1998. Since January 2002, Mr. Garfinkle has served as Chairman and Chief Executive Officer of Advanced Care Solutions, Inc., a start-up medical staffing company. From November 1999 to December 2001, he served as President and Chief Executive Officer of Maestro Learning, Inc. From September 1998 to November 1999, he was a principal in NorthStar Health Advisors LLC, a private healthcare consultancy group. Mr. Garfinkle served as Chairman and Chief Executive Officer of Prism Health Group Inc. (“Prism”) from 1992 until Prism was sold to Mariner Health, Inc. in 1997 and from 1991 to 1992 was President of New England Health Strategies. From 1982 to 1991, Mr. Garfinkle served as Chief Operating Officer and in several other senior management positions for the Mediplex Group, Inc.

The directors are elected to three-year terms or until their successors have been duly elected and qualified. The terms of Edward L. Cahill and Donald W. Hughes expire at the 2003 Annual Meeting of Stockholders. The terms of Kevin J. Dougherty and Frank H. Leone expire in 2004. Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle were elected in 1999 for three-year terms expiring in 2002. Since their successors have not been duly elected and qualified, they continue to serve as directors of the Company.

Pursuant to the terms of a Stockholders’ Agreement (the “Stockholders’ Agreement”) dated as of November 6, 1996, by and among the Company and certain of the Company’s stockholders, Angus M. Duthie was elected a director in 1999 as the designee of the Telor Principal Stockholders, as defined in the Stockholders’ Agreement. The Stockholders’ Agreement was amended on May 24, 2001 in connection with the distribution by Prince Venture Partners III, L.P. to its partners of the shares of Common Stock held by it, for the purpose of terminating the right of the Telor Principal Stockholders to designate a director, and releasing them from their obligations under the Stockholders’ Agreement arising from their status as Telor Principal Stockholders. Under the Stockholders’ Agreement as further amended on March 24, 2003 in connection with the Company’s repurchase of its Preferred Stock, certain of the Company’s stockholders have agreed to vote all of their shares of Common Stock to elect certain nominees to the Company’s Board of Directors. The Stockholders’ Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders’ Agreement (presently, Kevin J. Dougherty); (c) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); (d) a person designated by the Chief Executive Officer (presently, Angus M. Duthie) and (e) two persons unaffiliated with the management of the Company, (the “Independent Directors”) and mutually agreeable to all of the other directors (presently, Frank H. Leone and Steven W. Garfinkle).

Executive officers serve at the discretion of the Company’s Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Other Key Officers

As of January 1, 2003, other key contributing officers of the Company were:

Name	Age	Position with the Company
Mark S. Flieger	46	Senior Vice President, Information Services
Janice M. Goguen	39	Vice President, Finance and Controller
Patti E. Walkover	48	Vice President, Reimbursement and Contracting
Mary E. Kenney	53	Vice President, Northeast Operations
Thomas J. Ward	47	Vice President, Operations

Mark S. Flieger joined the Company as Vice President, Information Services in July 2000 and in December 2001 was appointed Senior Vice President, Information Services. From 1995 to 2000, he held leadership positions with Harvard Pilgrim Health Care, including Senior Director, Information Technology Project Office, Y2K Program Manager, and Manager, IT Services for a five center primary care practice in Rhode Island. From

1992 to 1995, Mr. Flieger served as Director of Information Systems and Claims for Health Advantage of Rhode Island, Inc., a Preferred Provider Organization of 2,000 providers and 13 hospitals serving over 60,000 members in Southern New England. Other prior positions include Programmer Analyst and then Manager of Computer Training and Support at Health Systems, Inc. from 1987 to 1992. From 1983 to 1987 he served as a Systems Analyst for the Center for Health Promotion and Environmental Disease Prevention within the Massachusetts Department of Public Health.

Janice M. Goguen has served Vice President, Finance and Controller since May 2000. Previously, she had served as Corporate Controller since joining the Company in October 1997. From November 1992 through October 1997, Ms. Goguen was Corporate Controller for AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation. From August 1985 to November 1992, Ms. Goguen was employed by Ernst & Young, LLP where she planned, managed and executed audits of publicly held, privately owned, and non-profit companies. Ms. Goguen is a Certified Public Accountant.

Patti E. Walkover was appointed Vice President, Reimbursement and Contracting in January 2003. She joined the Company in March 1999 as Vice President, Network Operations. From April 1996 to February 1999, Ms. Walkover served as Vice President, New Markets and Vice President of Operations, respectively, for Healthcare First, a regionally based workers’ compensation managed care company, where she was responsible for network development and operations in New England and New York. Healthcare First was acquired by Gates McDonald in October 1998. Ms. Walkover was Director of Occupational Health and Workers’ Compensation Managed Care at VHA East in Philadelphia from February 1993 to March 1996 where she developed the TeamWorks occupational health plan. Her prior positions include Program Director for the Occupational Health Center at Chester County Hospital (January 1992 to January 1993), and Administrative Director at the Crozier Center for Occupational Health (November 1989 to December 1991), a multi-site occupational health program in greater Philadelphia.

Mary E. Kenney has served as Vice President, Northeast Operations since October 2001. She joined the Company in January 1995 as Manager of Clinical Services, Maine, and served as Regional Operations Director, Maine from May 1998 through September 2001. From May 1990 through December 1994, Ms. Kenney served as Executive Director for the Center for Health Promotion, a division of Maine Medical Center, the largest single provider of occupational medical services in the state of Maine. Other leadership positions included Program Director for Health Promotion and Cardiac Rehabilitation for Geisinger Medical Center in Pennsylvania. In these positions Ms. Kenney was responsible for the start-up and development of the programs, as well as financial and operational oversight.

Thomas J. Ward joined the Company as Vice President, Operations in April 2002. Prior to joining the Company, Mr. Ward served ten years with Concentra, Inc., the nation’s largest company focusing on occupational health services, most recently as Vice President of Business Development. From March 1992 through April 2001, he served as Vice President of Operations with responsibility for a $75 million business unit. From 1987 until February 1992, Mr. Ward served as Director of Operations of The Holly Clinic in Denver, CO where he successfully developed a start-up occupational medicine business into five large, profitable centers. From 1982 through 1987, he served as Director of Operations for Medical Centers of Colorado in Denver, CO, a multi-site urgent care/occupational medicine group. From 1980 to 1982 Mr. Ward served as Assistant Administrator, Ambulatory Services for The Children’s Hospital in Denver, CO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires the Company’s executive officers, as defined for the purposes of Section 16(a) of the Act, and directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2002, all such reports were timely filed.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain information regarding the compensation paid by the Company to the Company’s Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 in 2002 (together the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
		Annual Compensation		Securities Underlying Options (#)	All Other Compensation (1)
Name and Principal Position	Year	Salary	Bonus
John C. Garbarino President and Chief Executive Officer	2002 2001 2000	$230,000 215,000 200,000	$10,000 10,500 40,000	100,000 25,000 110,000	$13,037 12,684 4,686

Lynne M. Rosen Chief Operating Officer (2)	2002 2001 2000	185,000 165,000 150,000	10,000 10,000 25,000	39,500 20,000 50,000	3,786 2,290 3,456

William B. Patterson, MD, MPH (3)(4) Chief Medical Officer, Chair-Medical Policy Board	2002 2001	185,000 146,250	10,000 7,500	10,000 16,500	8,515 2,553

H. Nicholas Kirby Senior Vice President, Corporate Development	2002 2001 2000	160,000 150,000 150,000	10,000 5,000 10,000	10,000 3,000 14,000	4,473 4,154 3,658

Keith G. Frey (5) Chief Financial Officer and Secretary	2002 2001 2000	160,000 140,000 28,090	10,000 10,000 3,000	20,000 20,000 40,000	9,741 9,758 194

(1)	Consists of the Company’s matching contributions under its 401(k) plan, car allowances, and group life and disability insurance premiums.
(2)	Chief Operating Officer since October 1, 2001; Senior Vice President, Operations from March 1999.
(3)	Dr. Patterson was appointed an executive officer of the Company in December 2001.
(4)	During 2001, the Company also paid Dr. Patterson $178,520 as final payments due him in connection with the sale of his business to the Company in 1997. This amount was comprised of an additional purchase price payment of $111,645 based on the performance of his former business during the twelve months ended July 31, 2001, a principal payment of $62,500 under a subordinated note, and accrued interest thereon of $4,375.
(5)	Mr. Frey joined the Company in September 2000. Compensation in 2000 excludes $28,130 in consulting fees paid to Mr. Frey prior to his joining the Company.

Option Grants

The following table sets forth information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in 2002	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
Name					5%	10%
John C. Garbarino	100,000	34.4%	$1.20	12/18/12	$75,467	$191,249
Lynne M. Rosen	39,500	13.6	1.20	12/18/12	29,810	75,543
William B. Patterson, MD, MPH	10,000	3.4	1.20	12/18/12	7,547	19,125
H. Nicholas Kirby	10,000	3.4	1.20	12/18/12	7,547	19,125
Keith G. Frey	20,000	6.9	1.20	12/18/12	15,093	38,250

(1)	Options granted vest ratably over 4 years on each of the first four anniversary dates of the grant date.
(2)	The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company’s Common Stock.

Option Exercises and Year-End Values

The following table sets forth information concerning option holdings as of December 31, 2002 with respect to the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options at FY-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Garbarino	—	$—	215,790	173,750	$—	$10,000
Lynne M. Rosen	—	—	66,537	79,500	—	3,950
William B. Patterson, MD, MPH.	—	—	29,375	33,125	—	1,000
H. Nicholas Kirby	—	—	50,870	21,750	—	1,000
Keith G. Frey	—	—	25,000	45,000	—	1,000

(1)	Based on the fair market value of the Company’s Common Stock as of December 31, 2002 ($1.30) minus the exercise price of options.

Employment Agreements

John C. Garbarino has an employment agreement with the Company dated June 6, 1996. The term of the agreement is two years from such date and renews automatically for successive one-year periods until terminated. The agreement provides for an annual salary of $180,000, subject to increase on an annual basis in the discretion of the board of directors, and bonus as may be determined by the Compensation Committee of the board of directors. Mr. Garbarino is subject to a covenant not to compete with the Company for six months after the termination of his employment. If the Company terminates the agreement without “cause” (as defined in the agreement), or if Mr. Garbarino becomes incapacitated, or if Mr. Garbarino resigns from the Company for “just cause” (as defined in the agreement), then the Company is obligated to pay to Mr. Garbarino six months’ base salary in consideration of his covenant not to compete.

Director Compensation

Except for the Independent Directors, the Company’s directors do not receive any cash compensation for service on the Company’s board of directors or any committee thereof, but all directors are reimbursed for expenses actually incurred in connection with attending meetings of the Company’s board of directors and any committee thereof. In 2002, each of the Independent Directors received $1,200 for each meeting of the Company’s board of directors he attended. Beginning in 2003, each Independent Director will receive $2,000 for each meeting of the Company’s board of directors he attends.

Upon election to the Company’s board of directors, each Independent Director was granted a non-qualified stock option to purchase 20,000 shares of the Company’s Common Stock. In December 2002, each Independent Director was granted a non-qualified stock option to purchase 5,000 shares of the Company’s Common Stock as compensation for services rendered in 2002. Except for the Independent Directors, the Company granted in December 2002 to each director who was not an employee a non-qualified stock option to purchase 2,000 shares of the Company’s Common Stock as compensation for services rendered in 2002. The exercise price of all such option grants was the fair market value of the Company’s Common Stock on the date of grant. All such options vest ratably over four years on each of the first four anniversary dates of the dates of grant and are exercisable for a period of ten years.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 24, 2003 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Executive Officer of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Total Voting Power
Cahill, Warnock Strategic Partners Fund, L.P. (1) (2) One South Street, Suite 2150 Baltimore, MD 21202	770,871	25.0%
Venrock Entities (1) (3) 30 Rockefeller Plaza, Room 5508 New York, NY 10112	269,123	8.7%
FleetBoston Financial Corporation (1) (4) 175 Federal Street, 10th Floor Boston, MA 02110	229,159	7.4%
The Venture Capital Fund of New England III, L.P. (1) (5) 30 Washington Street Wellesley Hills, MA 02481	191,319	6.2%
Asset Management Associates 1989, L.P. (1) (6) 480 Cowper Street, 2nd Floor Palo Alto, CA 94301	184,954	6.0%

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Total Voting Power
Pantheon Global PCC Limited (7) Transamerica Center 600 Montgomery Street, 23rd Floor San Francisco, CA 94111	196,775	6.4%
John C. Garbarino (1) (8)	307,859	9.1%
Lynne M. Rosen (1) (9)	95,568	3.0%
H. Nicholas Kirby (10)	62,870	2.0%
Keith G. Frey (11)	25,000	*
William B. Patterson, MD, MPH (12)	40,175	1.3%
Edward L. Cahill (13)	18,500	*
Kevin J. Dougherty (14)	18,500	*
Angus M. Duthie (15)	39,180	1.3%
Donald W. Hughes (16)	17,700	*
Steven W. Garfinkle (17)	27,500	*
Frank H. Leone (18)	27,500	*
All directors and executive officers as a group (11 persons) (19)	680,352	18.1%

*	Less than 1%
(1)	Each of the stockholders who is a party to a certain Amended and Restated Stockholders’ Agreement dated as of March 24, 2003, by and among the Company and certain of its stockholders (the “Stockholders’ Agreement”) may be deemed to share voting power with respect to, and therefore may be deemed to beneficially own, all of the shares of the Common Stock subject to the Stockholders’ Agreement. Such stockholders disclaim such beneficial ownership.
(2)	Edward L. Cahill and Donald W. Hughes, directors of the Company, are General Partners of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.
(3)	Consists of 130,861 shares of Common Stock held by Venrock Associates and 138,262 shares of Common Stock held by Venrock Associates II, L.P. Michael C. Brooks, Joseph E. Casey, Eric S. Copeland, Anthony B. Evnin, Thomas R. Frederick, Terrence J. Garnett, David R. Hathaway, Bryan E. Roberts, Ray A. Rothrock, Anthony Sun, and Michael F. Tyrell are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.
(4)	Consists 115,636 shares of Common Stock reported as beneficially owned in Schedule 13G/A dated February 14, 2003 as filed with the Securities and Exchange Commission (the “SEC”) by FleetBoston Financial Corporation as a holding company on behalf of its subsidiary, BancBoston Ventures Inc., and 113,523 shares of Common Stock held in the name of BancBoston Ventures Inc.
(5)	Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.

(6)	Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share voting and investment power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P.
(7)	Reported as beneficially owned in Schedule 13G dated July 10, 2000 as filed with the SEC to report shares held by Pantheon Global PCC Limited for its own account for the benefit of its shareholders, Pantheon Global Secondary Fund, L.P., Pantheon Global Secondary Fund, Ltd. and Pantheon International Participations, PLC.
(8)	Includes 235,790 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(9)	Includes 72,787 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(10)	Includes 55,870 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(11)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(12)	Includes 31,875 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(13)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003. Does not include 770,871 shares of Common Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 42,713 shares of Common Stock held by Strategic Associates, L.P. Mr. Cahill is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(14)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 5.
(15)	Includes 18,500 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(16)	Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003. Does not include 770,871 shares of Common Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 42,713 shares of Common Stock held by Strategic Associates, L.P. Mr. Hughes is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Hughes disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(17)	Consists entirely of shares of Common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(18)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003.
(19)	Includes an aggregate of 549,522 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2003. Does not include an aggregate of 1,039,994 shares of Common Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 5, 13, 14 and 16.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,301,631	$2.54	73,734
Equity compensation plans not approved by security holders	—	—	—

Total	1,301,631	$2.54	73,734

(1)	Includes the Company’s 1993, 1996, and 1998 Stock Plans. The 1998 Stock Plan, as approved by the Company’s stockholders, reserved 150,000 shares of the Company’s Common Stock for the granting of non-qualified stock options, incentive stock options, and stock appreciation rights. The Company’s board of directors has subsequently approved, without stockholder approval, the reservation of an additional of 720,000 shares of the Company’s Common Stock under the 1998 Stock Plan for the granting of non-qualified stock options and stock appreciation rights.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Schedules

The auditors’ report, consolidated financial statements and financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 41 hereof are filed as part of this report, commencing on page 42 hereof.

Schedules Supporting the Financial Statements

Schedule II Valuation and Qualifying Accounts++

(a)(3) Exhibits

3.01(a)		Restated Certificate of Incorporation (Filed as Exhibit 4.1 to Form 8-K/A dated June 6, 1996, File No. 0-21428, and incorporated by reference herein).

(b)		Certificate of Designations (Filed as Exhibit 4.1 to Form 8-K dated November 6, 1996, File No. 0-21428, and incorporated by reference herein).

(c	)	Certificate of Retirement and Prohibition of Reissuance of Shares.++

3.02		Restated Bylaws, as amended.*

4.01		Form of Common Stock Certificate (Filed as Exhibit 4.01 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

4.02		Form of Series A Convertible Preferred Stock Certificate (Filed as Exhibit 4.2 to Form 8-K dated November 6, 1996, File No. 0-21428, and incorporated by reference herein).

4.03(a)

Loan and Security Agreement dated and effective as of December 15, 2000 by and between the Company and DVI Business Credit Corporation (“DVI”) (“Loan Agreement”) (Filed as Exhibit 4.03(a) to Form 10-K for the fiscal year ended December 31 2000, File No. 0-21428, and incorporated by reference herein).

(b)		Secured Promissory Note dated March 21, 2003 payable to DVI.++

(c)		Amendment No. 1 dated July 19, 2002 to Loan Agreement.++

(d)		Amendment No. 2 dated March 18, 2003 to Loan Agreement.++

10.01

Employment Agreement by and between the Company and John C. Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

10.02(a)		Series A Convertible Preferred Stock Repurchase Agreement among the Company and certain security holders dated as of March 24, 2003.++

(b)		Amended and Restated Stockholders’ Agreement among the Company and certain security holders dated as of March 24, 2003.++

(c)		Amended and Restated Registration Rights Agreement among the Company and certain security holders dated as of March 24, 2003.++

(d)		Promissory Notes dated March 24, 2003 payable to certain security holders.++

(e	)	Subordination Agreement dated March 24, 2003 by and among the Company, certain security holders, and DVI and DVI Financial Services Inc.++

10.03(a)

Lease Agreement dated August 30, 2002 by and between the Company and Somerset Capital Group, Ltd. (“Somerset”) (Filed as Exhibit 10.07(a) to Form 10-Q for the quarterly period ended September 30 2002, File No. 0-21428, and incorporated by reference herein).

(b)

Letter dated August 29, 2002 to the Company from Somerset (Filed as Exhibit 10.07(a) to Form 10-Q for the quarterly period ended September 30 2002, File No. 0-12428, and incorporated by reference herein).

10.04	1998 Stock Plan (as fully amended).++

21.01	Subsidiaries of the Company.++

23.01	Consent of PricewaterhouseCoopers LLP.++

99.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

*	Previously filed as the exhibit stated in Form 10-K for the fiscal year ended December 31, 1996, File No. 0-21428, and incorporated by reference herein.

++	Filed herewith.

The Company agrees to furnish to the Commission a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed for events occurring during the last quarter of the fiscal year ended December 31, 2002.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

Occupational Health + Rehabilitation Inc:

In our opinion, the consolidated financial statements listed in the index appearing on page 41 present fairly, in all material respects, the financial position of Occupational Health + Rehabilitation Inc at December 31, 2002 and 2001, and the results of its operations, its changes in stockholders’ equity (deficit) and redeemable stock, and its cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 7, 2003, except for Notes 4 and 10

as to which the date is March 24, 2003

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(dollar amounts in thousands)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,674	$1,607
Accounts receivable, less allowance for doubtful accounts of $969 and $1,169 in 2002 and 2001, respectively	9,736	11,211
Deferred tax assets	654	898
Prepaid expenses and other assets	899	572

Total current assets	12,963	14,288
Property and equipment, net	3,169	2,533
Goodwill, less accumulated amortization of $1,288 in 2002 and 2001	6,174	5,258
Other intangible assets, net	92	160
Deferred tax assets	1,908	1,870
Other assets	91	89

Total assets	$24,397	$24,198

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755	$388
Accrued expenses	3,172	3,906
Accrued payroll	2,053	2,491
Current portion of long-term debt	2,332	2,781
Current portion of obligations under capital leases	580	221
Restructuring liability	22	48

Total current liabilities	8,914	9,835
Long-term debt, less current maturities	942	938
Obligations under capital leases	1,040	291
Deferred credit	530	562
Restructuring liability	—	24

Total liabilities	11,426	11,650

Commitments and contingencies
Minority interests	1,422	1,142
Redeemable, Series A convertible preferred stock, $.001 par value, 1,666,667 shares authorized; 1,416,667 shares issued and outstanding	10,653	9,973
Stockholders’ equity:
Preferred stock, $.001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 1,580,366 shares issued in 2002 and 2001; and 1,479,864 shares outstanding in 2002 and 2001	1	1
Additional paid-in capital	8,390	9,070
Accumulated deficit	(6,995)	(7,138)
Less treasury stock, at cost, 100,502 shares	(500)	(500)

Total stockholders’ equity	896	1,433

Total liabilities, redeemable stock and stockholders’ equity	$24,397	$24,198

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(dollar amounts in thousands)

	2002	2001	2000
Revenue	$56,949	$57,017	$43,683
Expenses:
Operating	49,803	48,476	36,376
General and administrative	4,883	5,096	4,824
Depreciation and amortization	1,012	1,265	1,134

	55,698	54,837	42,334

Gain from operations	1,251	2,180	1,349
Nonoperating gains (losses):
Interest income	26	45	36
Interest expense	(423)	(507)	(535)
Minority interest and contractual settlements, net	(496)	(329)	105
Recovery of note receivable	—	—	248

Income before income taxes	358	1,389	1,203
Tax provision (benefit)	215	(2,695)	34

Net income	$143	$4,084	$1,169

Net (loss) income per common share—basic	$(0.36)	$2.29	$0.32

Net (loss) income per common share—assuming dilution	$(0.36)	$1.08	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE STOCK

For the Years Ended December 31, 2002, 2001 and 2000

(dollar amounts in thousands)

		Common Stock				Treasury Stock
	Redeemable Convertible Preferred Stock Series A	Shares	Amount	Additional paid-in capital	Accumulated deficit	Shares	Amount	Total stockholders’ equity (deficit)
Balance at December 31, 1999	$8,583	1,479,510	$1	$10,460	$(12,391)	100,502	$(500)	$(2,430)
Accretion of preferred stock issuance costs	16			(16)				(16)
Accrual of preferred stock dividends	680			(680)				(680)
Net income					1,169			1,169

Balance at December 31, 2000	9,279	1,479,510	1	9,764	(11,222)	100,502	(500)	(1,957)
Accretion of preferred stock issuance costs	14			(14)				(14)
Exercise of stock options		354		—				—
Accrual of preferred stock dividends	680			(680)				(680)
Net income					4,084			4,084

Balance at December 31, 2001	9,973	1,479,864	1	9,070	(7,138)	100,502	(500)	1,433
Accrual of preferred stock dividends	680			(680)				(680)
Net income					143			143

Balance at December 31, 2002	$10,653	1,479,864	$1	$8,390	$(6,995)	100,502	$(500)	$896

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(dollar amounts in thousands)

	2002	2001	2000
Operating activities:
Net income	$143	$4,084	$1,169
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	961	911	782
Amortization	51	354	352
Minority interest	891	699	510
Imputed interest on non-interest bearing promissory note payable	112	112	28
Loss on disposal of fixed assets	13	19	—
Deferred tax expense (benefit)	206	(2,768)	—
Changes in operating assets and liabilities:
Accounts receivable	1,475	(196)	(3,910)
Prepaid expenses and other assets	(390)	535	(737)
Restructuring liability	(50)	(145)	(677)
Accounts payable and accrued expenses	(806)	352	1,341

Net cash provided (used) by operating activities	2,606	3,957	(1,142)
Investing activities:
Property and equipment additions	(891)	(993)	(687)
Distributions to joint venture partnerships	(886)	(773)	(610)
Cash paid for acquisitions and other intangibles, net of cash acquired	(115)	584	1,005
Cash received on note receivable	—	248	—

Net cash (used) in investing activities	(1,892)	(934)	(292)
Financing activities:
(Repayment) proceeds from lines of credit and loans payable	(198)	(2,153)	2,245
Proceeds from lease lines	766	398	—
Payments of long-term debt and capital lease obligations	(1,205)	(1,072)	(766)
Payments made for debt issuance costs	(10)	(32)	(139)
Cash received from joint ventures and partnerships	—	—	25

Net cash (used) provided by financing activities	(647)	(2,859)	1,365
Net increase (decrease) in cash and cash equivalents	67	164	(69)
Cash and cash equivalents at beginning of year	1,607	1,443	1,512

Cash and cash equivalents at end of year	$1,674	$1,607	$1,443

Noncash items:
Accrual of dividends payable	$680	$680	$680
Notes payable issued as partial consideration for acquisitions	—	—	1,569
Capital leases, excluding proceeds received from lease lines	648	—	94

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands)

1.    Summary of Significant Accounting Policies

Occupational Health + Rehabilitation Inc (the Company), a leading national occupational healthcare provider, specializes in the prevention, treatment and management of work related injuries and illnesses as well as regulatory compliance services. The Company develops and operates occupational health centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations (Physician Practices) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

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

Most states in which the Company operates have laws and regulations that are often vague limiting the corporate practice of medicine and the sharing of fees between physicians and non-physicians. The Company believes it has structured all of its operations so that they comply with such laws and regulations; however, there can be no assurance that an enforcement agency could not find to the contrary or that future interpretations of such laws and regulations will not require structural and organizational modifications of the Company’s business.

All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Cash and cash equivalents include cash balances of majority-owned joint ventures of $1,398 and $1,261 at December 31, 2002 and 2001, respectively. These funds are utilized only for joint venture purposes unless paid as dividends to the joint venture participants.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the useful lives of the respective assets. Medical equipment is depreciated over 10 years and furniture and office equipment is depreciated over 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation of assets under capital leases is included with depreciation.

Goodwill and Other Intangible Assets

The Company has adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the projected undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2002 or 2001. Other intangible assets include noncompete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years.

Joint Ventures

The Company has entered into joint ventures with health systems for which the Company owns varying percentages but at least a majority. Accordingly, these joint ventures are consolidated for financial reporting purposes. The minority equity holders’ portions of the equity in the joint ventures are disclosed as an obligation on the balance sheets. The minority equity holders’ portions of the operating results are disclosed in the statements of operations as a nonoperating gain or loss. In connection with certain joint venture agreements, the minority equity holder has agreed to the funding of defined initial operating losses. These amounts are recorded as nonoperating gains in the period losses are incurred.

Contractual Settlements

The Company has entered into management contracts to manage the day-to-day operations of certain clinics. Generally, these contracts require a payment by the Company at the inception of the agreement, which is recorded as an intangible asset and amortized over the initial term of the contract. The contracts generally require the sharing of profits and losses at varying percentages throughout the contract term. The funding/payment of these contractual settlement amounts are recorded as nonoperating gains or losses.

The Company recorded $395 and $370 of funded operating losses and contractual settlements for the years ended December 31, 2002 and 2001, respectively, as nonoperating gains.

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has centers operating. The Company also maintains shared professional liability insurance coverage in the name of its employed physicians on a claims-made basis in all states except Massachusetts, which is principally on an occurrence basis. The Company has recorded liabilities for deductibles and for claims which may arise after expiration of the existing policies. The Company intends to renew its existing policies and is not aware of any reason it will not be able to do so. Nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the issue thereof.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and will continue to account for its stock option plans in accordance with the provisions of APB Opinion No. 25.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The Company believes that the carrying value of its financial instruments approximates fair value.

Segment Reporting

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company’s efforts are devoted to occupational healthcare that are managed and reported in one segment. The Company derives all of its revenues from services provided in the United States.

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

Recent Accounting Standards

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of SFAS 142 by the Company on January 1, 2002 resulted in an increase in net income of approximately $186 for the year ended December 31, 2002 compared to the year ended December 2001.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Companies are required to adopt SFAS 145 in their fiscal year beginning after May 15, 2002. On matters with possible application to the Company, SFAS 145 rescinds, SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed circumstances. The Company does not believe adoption of SFAS 145 will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than recognizing a liability when an entity commits to an exit plan. The statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe adoption of SFAS 146 will have a material impact on its financial statements.

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

2.    Joint Ventures, Acquisitions and Contractual Settlements

In January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased two occupational health clinics located in New Jersey and transferred the hospital system’s occupational health programs to these centers. The combined purchase price of these entities was $610, of which $70 was in cash and the balance in the

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

form of a subordinated note payable in varying installments through February 2005. The Company recognized goodwill of $621 on these transactions. Effective July 1, 2002, the Company assumed the 40% ownership interest of its joint venture partner in its Rochester, NY center and recognized $193 in goodwill on the transaction. Effective August 1, 2002, the Company increased its ownership in its joint venture in the St. Louis, MO market to 96% from 80%, and recognized $90 in goodwill on the transaction.

In 2001, the Company purchased an occupational medicine business in St. Louis, MO for $77 and recognized goodwill of $57. The acquired revenue stream was incorporated into the Company’s existing Missouri centers.

In 2000, the Company entered into a long-term contract with a hospital system to manage its ambulatory care centers. The initial contract term is 20 years with automatic renewals for successive five year terms. In connection with the execution of the contract, the hospital system agreed to provide the working capital necessary to fund any working capital deficiencies (as defined) during the first twelve months of operations and the Company committed to pay the hospital system $2,000 in equal annual installments over a five year period. The note payable is noninterest-bearing and was initially recorded net of a discount of $558. At December 31, 2002 and 2001, the net amount payable was $893 (note payable of $1,200 less a discount of $307) and $1,181 (note payable of $1,600 less a discount of $419), respectively. At December 31, 2002 and 2001, the net credit balance of the intangible asset was $561 and $592, respectively, representing the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The Company is amortizing this net intangible balance over the 20-year initial term of the contract

All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

In connection with certain acquisitions, the Company has entered into contractual arrangements whereby the selling parties are entitled to receive contingent cash consideration based upon the achievement of certain minimum operating results. Obligations related to these contingencies are reflected as additional goodwill in the period they become known.

The pro forma results of operations as if the 2002 and 2001 acquisitions and management contracts had occurred at the beginning of the preceding fiscal year are as follows (unaudited):

	2002	2001
Total revenue	$57,062	$59,428
Net income	139	4,112
Net income per common share	(0.37)	2.31

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on the assumed dates or of the future results of operations of the combined entities. These results highlight the financial condition of the operations prior to the Company’s influence on the acquired businesses.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

3.    Property and Equipment

Property and equipment, inclusive of assets under capital leases, consist of the following at December 31, 2002 and 2001:

	2002	2001
Medical equipment	$1,520	$1,357
Furniture and office equipment	4,212	3,118
Leasehold improvements	757	633
Vehicles	13	13

	6,502	5,121
Less accumulated depreciation	(3,333)	(2,588)

	$3,169	$2,533

Depreciation expense was $961, $911, and $782 for the years ended December 31, 2002, 2001, and 2000, respectively.

Property and equipment under capital leases consist of the following at December 31, 2002 and 2001:

	2002	2001
Medical equipment	$118	$67
Furniture and office equipment	1,586	1,025
Leasehold improvements	202	—

	1,906	1,092
Less accumulated depreciation	(218)	(366)

	$1,688	$726

The Company entered into capital lease obligations of $1,413 and $398 in 2002 and 2001, respectively.

4.    Long-Term Debt, Other Credit Arrangements and Liquidity

Long-term debt consists of the following at December 31, 2002 and 2001:

	2002	2001
Promissory notes bearing interest at rates ranging from 0% to 12.0%,
due in periodic installments through September 2005	$1,378	$1,625
Credit line collateralized by certain accounts receivable	1,896	2,094

	3,274	3,719
Less current portion	2,332	2,781

	$942	$938

The non-interest bearing note payable over five years to a hospital system has been discounted at 12.0%.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

On December 15, 2000, the Company entered into an agreement with an asset-based lender for a revolving line of credit (the “Credit Line”) of up to $7,250. In March 2003, the asset-based lender extended the term of the Credit Line to March 31, 2004. The Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the Credit Line, the Company pays a commitment fee of 0.5% of the unused portion of the Credit Line and certain additional fees. The interest rate under the Credit Line is prime plus 1% (5.25% and 5.75% as of December 31, 2002 and 2001, respectively). At December 31, 2002, the maximum amount available under the lender’s borrowing base formula was $6,882, of which $1,896 was outstanding.

The Credit Line’s covenants include a quarterly tangible net worth requirement of $3,000 (defined as shareholders’ equity plus the Redeemable Series A Convertible Preferred Stock, subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the asset-based lender. The Company did not meet its fixed charge covenant as of June 30, 2002 and was granted a waiver by the asset-based lender. The Company has been in compliance with all covenants since the third quarter of 2002. As of and for the year ended December 31, 2002, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $5,096, 1.86, and 1.69, respectively, which were calculated under the terms of the agreement.

As discussed in Note 10, on March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock in exchange for (i) $2,700 in cash at closing, (ii) subordinated debt in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Company expects that this transaction will cause a debt covenant violation with respect to the tangible net worth requirement during 2003. Accordingly, on March 18, 2003, the asset-based lender reduced the tangible net worth requirement from $3,000 to $2,500.

In February 2002, the Company purchased two occupational health clinics located in New Jersey. The purchase price of these clinics was $610, of which $70 was paid in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. At December 31, 2002, the amount payable was $440.

Aggregate maturities of obligations under long-term debt agreements are as follows:

2003	$2,332
2004	510
2005	432

$3,274

Interest paid in 2002, 2001, and 2000 was $440, $509, and $509, respectively.

Liquidity

The Company expects that its principal use of funds in the foreseeable future, after the cash payment on March 24, 2003 of $2,700 to the holders of Preferred Stock, will be for the repayment of the Notes, and for acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the Credit Line and other lease lines, together with cash generated from operations, and other sources of funds it anticipates will be available to it will be adequate to meet these projected needs.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

5.    Leases

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $3,748, $3,511, and $2,702 for the years ended December 31, 2002, 2001, and 2000, respectively.

In March 2001, the Company entered into an agreement for an Equipment Facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31 month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At December 31, 2002, the Company had utilized $678 of its Lease Line. Interest rates range from 9.9% to 11.0%.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 (the “Secured Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each drawdown. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company intends to utilize this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At December 31, 2002, the Company had utilized $1,098 of the Secured Line. Interest rates range from 3.2% to 9.6%.

The Company has also entered into other equipment lease arrangements with various lenders. Interest rates on these leases range from 11.3% to 18.3%.

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

	Capital Leases	Operating Leases
2003	$673	$2,326
2004	635	1,710
2005	478	1,031
2006	9	811
2007 and thereafter	5	389

Total minimum lease payments	1,800	$6,267

Less: amounts representing interest	180

Present value of net minimum lease payments	$1,620

In connection with the 1999 restructuring plan (Note 9), minimum operating lease payments of $19, payable in 2003, have been recorded as a restructuring liability on the Company’s balance sheet at December 31, 2002. Accordingly, they are not included above.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

6.    Income Taxes

For the years ended December 31, 2002 and 2001, the provision for income taxes consist of the following:

	2002	2001
Current:
Federal	$(18)	$25
State	27	48

Total current	9	$73

Deferred:
Federal	164	(2,441)
State	42	(327)

Total deferred	206	(2,768)

Total	$215	$(2,695)

In 2002, the Company’s effective tax rate of 60.1% differed from the federal statutory tax rate primarily due to state income taxes and the disproportionately greater impact that certain permanent adjustments had on the relatively low level of earnings. In 2001, the Company reported a negative effective tax rate as a result of changes in the valuation allowance against the Company’s net deferred tax assets.

At December 31, 2002 and 2001, the components of the Company’s deferred tax assets and liabilities were:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$2,157	$1,953
Other	654	906

Total deferred tax assets	2,811	2,859
Deferred tax liabilities:
Depreciation and amortization	(249)	(91)

Deferred tax assets, net	$2,562	$2,768

At December 31, 2001, the Company, having determined that its recent operating results and forecasted future income supported an assertion that ultimate realization of its net deferred tax assets was more likely than not, fully released the valuation allowance which had in prior years offset such deferred tax assets, and recorded a deferred tax benefit of $2,768.

At December 31, 2002, the Company had federal net operating loss carryforwards of $5,947 which begin to expire in 2009. Of this amount, $2,625 is subject to an annual limitation on usage under the change in stock ownership rules of the Internal Revenue Code.

7.    Stockholders’ Equity and Redeemable Preferred Stock

Net Income (Loss) Per Common Share

The Company calculates earnings per share in accordance with SFAS 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts. For purposes of the net income (loss) per share calculation, the income (loss) available to common shareholders has been adjusted for accrued but unpaid dividends on the preferred stock ($680 in 2002, 2001, and 2000) and for preferred stock accretion of issuance costs ($0, $14, and $16 in 2002, 2001, and 2000, respectively). For 2002, the effect of options, convertible preferred stock and a convertible note payable is not considered since it would be antidilutive.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

	2002	2001	2000
Basic Earnings per Share:
Net income	$143	$4,084	$1,169
Accretion on preferred stock redemption value and dividends accrued	(680)	(694)	(696)

Net (loss) income available to common shareholders	$(537)	$3,390	$473

Total weighted average shares outstanding—basic	1,480	1,480	1,480

Net (loss) income per common share—basic	$(0.36)	$2.29	$0.32

	2002	2001	2000
Diluted Earnings per Share:
Net income	$143	$4,084	$1,169
Accretion on preferred stock redemption value and dividends accrued	(680)	(694)	(696)
Interest expense on convertible subordinated debt	—	12	12

Net (loss) income available to common shareholders	$(537)	$3,402	$485

Share data (000)
Total weighted average shares outstanding	1,480	1,480	1,480
Incremental shares from assumed conversion of Series A preferred stock	—	1,417	1,417
Options	—	239	14
Convertible subordinated debt	—	25	25

Total weighted average shares outstanding—assuming dilution	1,480	3,161	2,936

Net (loss) income available per common share—assuming dilution	$(0.36)	$1.08	$0.17

For the year ended December 31, 2002, $(0.36) is both the basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

Share data (000)	2002	2001	2000
Incremental shares from assumed conversion of Series A preferred stock	1,417	—	—
Stock options	1,301	856	961

	2,718	856	961

Preferred Stock

At December 31, 2002, 5,000,000 shares of preferred stock, $.001 par value, were authorized, with 1,666,667 of such shares designated as Series A Convertible Preferred Stock. On November 6, 1996, the Company issued 1,416,667 shares of redeemable Series A Convertible Preferred Stock (Series A) in a private placement at a purchase price of $6.00 per share. Each share of Series A was convertible, at the option of the holder, into one share of Common Stock, subject to certain adjustments.

On March 24, 2003, the Company repurchased all of its outstanding Series A shares for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes will bear interest at 8% and will be payable in three equal

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event of a default, the interest rate will increase to 15% until the default is cured.

Commencing November 6, 1999, dividends became payable on the shares of Series A when and if declared by the Company’s board of directors and thereafter accrued at an annual cumulative rate of $.48 per share, subject to certain adjustments. At December 31, 2002 and 2001, $2,153 and $1,473, respectively, of dividends were accrued and included in the carrying value of the preferred stock.

Shares Reserved for Future Issuance

At December 31, 2002, the Company has reserved shares of common stock for future issuance for the following purposes:

Conversion of Series A preferred stock	1,416,667
Stock Plans	1,375,365

2,792,032

8.    Benefit Plans

Stock Plans

1998 Stock Plan: In January 1998, the Company’s board of directors adopted the 1998 Stock Plan,which provided for the granting of up to 150,000 non-qualified stock options, incentive stock options, and stock appreciation rights to employees, directors, and consultants of the Company. In 2000, 2001, and 2002, the Company’s board of directors increased the number of shares of common stock issuable under the plan by 379,000, 141,000, and 200,000, respectively. At December 31, 2002, 870,000 shares were issuable under the 1998 Stock Plan.

1996 Stock Plan: In October 1996, the Company’s board of directors adopted the 1996 Stock Plan, which provides for the granting of up to 265,000 nonqualified stock options and stock appreciation rights to employees, directors and consultants of the Company.

Non-qualified options granted under both the 1998 and 1996 Stock Plans may not be priced at less than 50% of the fair market value of the common stock on the date of grant.

1993 Stock Plan: The Company’s 1993 Stock Plan provides for the granting of options to purchase up to 245,000 shares of the Company’s Common Stock.

The options in all of the above plans generally become exercisable over a four-year period and generally expire in ten years.

A summary of the activity under the stock plans follows:

	2002	Weighted- average exercise price	2001	Weighted- average Exercise Price	2000	Weighted- average exercise price
Outstanding, at beginning of year	1,095,117	$2.93	975,020	$3.15	509,370	$4.73
Granted	308,500	1.29	147,000	2.04	558,150	1.92
Exercised	—	—	(354)	1.77	—	—
Canceled	(101,986)	2.91	(26,549)	2.75	(92,500)	4.40

Outstanding, at end of year	1,301,631	$2.54	1,095,117	$2.93	975,000	$3.15

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

Related information for options outstanding and exercisable as of December 31, 2002 under the stock plans is as follows:

Range of exercise prices	Options Outstanding	Options Exercisable	Weighted- average Remaining Life (years)
$1.20—1.77	478,098	113,098	6.56
2.00—2.98	482,150	200,815	7.78
3.00—3.75	128,424	116,674	4.90
4.50—6.00	212,959	212,959	4.55

	1,301,631	643,546

Pro Forma Information for Stock-Based Compensation

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to 1996, the date of the Company’s merger, and the Black-Scholes option pricing model for options granted in and subsequent to 1996. The following weighted-average assumptions were used to determine the fair value for 2002, 2001, and 2000, respectively: a risk-free interest rate of 3.4% in 2002, 4.6% in 2001, and 6.2% in 2000; an expected dividend yield of 0% each year; an average volatility factor of the expected market price of the Company’s common stock over the expected life of the options of 1.219 in 2002, 0.938 in 2001, and 2.460 in 2000; and a weighted-average expected life of the options of five to six years.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:

	2002	2001	2000
Pro forma net (loss) income	$(809)	$2,844	$237
Pro forma net (loss) income per share—basic	(0.55)	1.92	0.16

Retirement Plan

The Company has a qualified 401(k) plan for all employees meeting certain eligibility requirements. The Company contributes a stipulated percentage based on employee contributions. Company contributions to the 401(k) plan were $294, $278, and $228 during 2002, 2001, and 2000, respectively.

9.    Restructuring Charges

During the fourth quarter of 1999, the Company began to implement a restructuring plan to close certain centers that were either outside of the Company’s core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other positions within the Company.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

The total number of employees terminated in conjunction with the restructuring plan was 64, all of whom terminated employment with the Company by the end of the first quarter of 2000. The employees affected by the restructuring plan included medical, physical therapy and administrative staff at the closed centers.

The restructuring charges primarily included severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments for centers that were closed, contractual expenses including lease abandonment costs, receivable write-downs related to accounts receivable at centers that were deemed to be uncollectible, and miscellaneous related charges. The lease abandonment charge included an estimate of sublet income.

During 2001 and 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2002, the Company’s obligation for future lease payments and other charges relating to the closed centers was $22.

The initial charge recognized at December 31, 1999 and the status of the related accrued liabilities at December 31, 2002 and 2001 are as follows:

		December 31, 2001		December 31, 2002
Description	Initial Charge	Payments	Accruals	Payments	Accruals
Accrued liabilities:
Severance costs	$151	$—	$—	$—	$—
Lease abandonment costs	683	145	72	50	22
Miscellaneous	68	—	—	—	—

	902	$145	$72	$50	$22

Assets impairments
Fixed asset writedowns and disposals	319
Goodwill impairment	340
Receivable writedown	690
Miscellaneous	11

	$2,262

For the year ended December 31, 1999, the revenues at the closed centers were $3,492 and the net operating losses were $565.

10.    Subsequent Events

Effective January 31, 2003, the Company terminated a long-term management contract in exchange for transfer of title to the Company of four occupational health centers which the Company had previously managed. The Company agreed to pay $25 for its share of the centers’ assets. There will be a final settlement between the parties as of June 30, 2003 after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes will bear interest at 8% and will be payable in three equal principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event of a default, the interest rate will increase to 15% until the default is cured.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Occupational Health + Rehabilitation Inc

December 31, 2002

	Allowance for Doubtful Accounts December 31,
	2002	2001	2000
Beginning balance	$1,168,800	$1,255,200	$744,100
Charged to revenue	1,069,300	714,900	738,800
Deductions (1)	(1,268,800)	(801,300)	(227,700)

Ending balance	$969,300	$1,168,800	$1,255,200

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003

OCCUPATIONAL HEALTH + REHABILITATION INC.

By:	/s/ JOHN C. GARBARINO
John C. Garbarino President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. GARBARINO John C. Garbarino	President and Chief Executive Officer (principal executive officer)	March 28, 2003

/s/ KEITH G. FREY Keith G. Frey	Chief Financial Officer and Secretary (principal financial officer)	March 28, 2003

/s/ JANICE M. GOGUEN Janice M. Goguen	Vice President, Finance and Controller (principal accounting officer)	March 28, 2003

/s/ EDWARD L. CAHILL Edward L. Cahill	Director	March 28, 2003

/s/ KEVIN J. DOUGHERTY Kevin J. Dougherty	Director	March 28, 2003

/s/ ANGUS M. DUTHIE Angus M. Duthie	Director	March 28, 2003

/s/ DONALD W. HUGHES Donald W. Hughes	Director	March 28, 2003

/s/ FRANK H. LEONE Frank H. Leone	Director	March 28, 2003

/s/ STEVEN W. GARFINKLE Steven W. Garfinkle	Director	March 28, 2003

CERTIFICATIONS

I, John C. Garbarino, certify that:

1.    I have reviewed this annual report on Form 10-K of Occupational Health + Rehabilitation Inc;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    John C. Garbarino

John C. Garbarino

President and Chief Executive Officer

I, Keith G. Frey, certify that:

1.    I have reviewed this annual report on Form 10-K of Occupational Health + Rehabilitation Inc;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    Keith G. Frey

Keith G. Frey

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.01 (c)	Certificate of Retirement and Prohibition of Reissuance of Shares

4.03 (b)	Secured Promissory Note dated March 21, 2003 payable to DVI Business Credit Corporation (“DVI”)

(c)	Amendment No. 1 dated July 19, 2002 to Loan Agreement

(d)	Amendment No. 2 dated March 18, 2003 to Loan Agreement

10.02 (a)	Series A Convertible Preferred Stock Repurchase Agreement among the Company and certain security holders dated as of March 24, 2003

(b)	Amended and Restated Stockholders’ Agreement among the Company and certain security holders dated as of March 24, 2003

(c)	Amended and Restated Registration Rights Agreement among the Company and certain security holders dated as of March 24, 2003

(d)	Promissory Notes dated March 24, 2003 payable to certain security holders

(e)	Subordination Agreement dated March 24, 2003 by and among the Company, certain security holders, and DVI and DVI Financial Services Inc.

10.04	1998 Stock Plan (as fully amended)

21.01	Subsidiaries of the Company

23.01	Consent of PricewaterhouseCoopers LLP

99.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002