Form 10-Q
period 2003-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2003-05-15
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to

Commission file number:

0-21428

OCCUPATIONAL HEALTH + REHABILITATION INC

(Exact name of registrant as specified in its charter)

Delaware	13-3464527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Derby Street, Suite 36 Hingham, Massachusetts	02043
(Address of principal executive offices)	(Zip code)

(781) 741-5175

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐     NO  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2003 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,418	$1,674
Accounts receivable, less allowance for doubtful accounts	9,251	9,736
Deferred tax assets	645	654
Prepaid expenses and other assets	682	899

Total current assets	11,996	12,963
Property and equipment, net	3,189	3,169
Goodwill, net	6,197	6,174
Other intangible assets, net	74	92
Deferred tax assets	1,871	1,908
Other assets	91	91

Total assets	$23,418	$24,397

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973	$755
Accrued expenses	2,798	3,172
Accrued payroll	2,660	2,053
Current portion of long-term debt	4,716	2,332
Current portion of obligations under capital leases	614	580
Restructuring liability	15	22

Total current liabilities	11,776	8,914
Long-term debt, less current maturities	2,637	942
Obligations under capital leases	1,020	1,040
Deferred credit	522	530

Total liabilities	15,955	11,426

Commitments and contingencies
Minority interests	1,347	1,422
Redeemable, Series A convertible preferred stock, $.001 par value, 250,000 shares authorized and none issued and outstanding in 2003; 1,666,667 shares authorized and 1,416,667 shares issued and outstanding in 2002	—	10,653
Stockholders’ equity:
Preferred stock, $.001 par value, 4,750,000 shares authorized in 2003 and 3,333,333 shares authorized in 2002; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,188,613 and 1,580,366 shares issued in 2003 and 2002, respectively; and 3,088,111 and 1,479,864 outstanding in 2003 and 2002, respectively	3	1
Additional paid-in capital	13,540	8,390
Accumulated deficit	(6,927)	(6,995)
Less treasury stock, at cost, 100,502 shares	(500)	(500)

Total stockholders’ equity	6,116	896

Total liabilities, redeemable stock and stockholders’ equity	$23,418	$24,397

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenue	$13,472	$13,708
Expenses:
Operating	11,619	12,087
General and administrative	1,160	1,175
Depreciation and amortization	253	253

	13,032	13,515

Gain from operations	440	193
Nonoperating gains (losses):
Interest income	2	8
Interest expense	(103)	(104)
Minority interest and contractual settlements	(219)	(89)

Income before income taxes	120	8
Tax provision	52	3

Net income	$68	$5

Per share amounts:
Net loss per common share – basic	$(0.05)	$(0.11)

Net loss per common share – assuming dilution	$(0.05)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net income	$68	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243	240
Amortization	10	13
Minority interest	244	199
Imputed interest on non-interest bearing promissory note payable	28	28
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	485	123
Prepaid expenses and other current assets	217	(511)
Deferred taxes	46	15
Restructuring liability	(7)	(12)
Accounts payable and accrued expenses	451	179

Net cash provided by operating activities	1,788	279
Investing activities:
Property and equipment additions	(169)	(262)
Distributions to joint venture partnerships	(319)	(141)
Cash paid for acquisitions and other intangibles, net of cash acquired	(23)	(104)

Net cash used by investing activities	(511)	(507)
Financing activities:
Proceeds from lines of credit and loans payable	1,406	746
Proceeds from lease lines	73	—
Payments of long-term debt and capital lease obligations	(210)	(348)
Repurchase of preferred stock and associated costs	(2,802)	—

Net cash (used) provided by financing activities	(1,533)	398
Net (decrease) increase in cash and cash equivalents	(256)	170
Cash and cash equivalents at beginning of period	1,674	1,607

Cash and cash equivalents at end of period	$1,418	$1,777

Noncash items:
Accrual of dividends payable	$146	$170
Repurchase of preferred stock	5,399	—
Capital lease	97	—

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1.     Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of March 31, 2003 and results of operations for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.     Significant Accounting Policies

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Companies are required to adopt SFAS 145 in their fiscal year beginning after May 15, 2002. On matters with possible application to the Company, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed circumstances. The Company does not believe adoption of SFAS 145 will have a material impact on its financial statements.

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

Notes to Consolidated Financial Statements (continued)

does not believe adoption of SFAS 146 will have a material impact on its financial statements.

The Company has a Stock Option Program. SFAS 123, Accounting for Stock Based Compensation, encourages entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value method defined in SFAS 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB 25. Consequently, no compensation cost related to the Stock Option Program is reflected in net income since all options under this program had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Stock Option Program.

	Three months ended March 31,
	2003	2002
(In thousands, except per share data)
Net income, as reported	$68	$5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(202)	(230)

Pro forma net income	$(134)	$(225)

Earnings per share:
Basic—as reported	$(0.05)	$(0.11)

—pro forma	$(0.08)	$(0.16)

Assuming dilution—as reported	$(0.05)	$(0.11)

—pro forma	$(0.08)	$(0.16)

3.    Other Credit Arrangements

In December 2000, the Company entered into an agreement with an asset-based lender for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, the asset-based lender (the “Lender”) extended the term of the Credit Line to March 31, 2004. The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. Under the terms of the Credit Line, the Company pays a commitment fee of 0.5% of the unused portion of the Credit Line and certain additional fees. The interest rate under the Credit Line is the prime rate plus 1% (5.25% and 5.75% as of March 31, 2003 and 2002, respectively).

Effective March 18, 2003, the Credit Line’s covenants include a quarterly tangible net worth requirement (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments) of $2,500 (the requirement being $3,000 prior to March 18, 2003), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the Lender. The Company received a waiver from the Lender with respect to its fixed charge covenant as of June 30, 2002. The Company was in compliance with all covenants in the third and fourth quarters of 2002 but did not meet its tangible net worth covenant as of March 31, 2003 and was granted a waiver. As

Notes to Consolidated Financial Statements (continued)

of and for the three months ended March 31, 2003, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $2,462, 4.61, and 2.09, respectively, which were calculated under the terms of the agreement. The Company anticipates that it will meet the Credit Line’s financial covenants in the future. However, there can be no assurance that the Company will do so. In particular, minor deviations from achieving budgeted net income could result in the Company failing to meet the tangible net worth requirement. The Lender has waived minor deviations in the past, and it is management’s expectation that the Lender will provide any such waivers in the future should they become necessary.

4.     Net Income (Loss) per Common Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings (loss) per share includes such amounts.

5.     Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Basic Earnings (Loss) per Share
Net income	$68	$5
Preferred stock dividends accrued	(146)	(170)

Net loss available to common shareholders	$(78)	$(165)

Shares
Total weighted average shares outstanding – basic	1,587	1,480

Net loss per common share – basic	$(0.05)	$(0.11)

For the three months ended March 31, 2003 and 2002, $(0.05) and $(0.11), respectively, are both basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

Share data (000)	2003	2002
Incremental shares from assumed conversion of Series A preferred stock	1,322	1,417
Stock options	1,328	1,094
Convertible subordinated debt	—	17

	2,650	2,528

6.     Restructuring Charge

During the fourth quarter of 1999, the Company began to implement a restructuring plan to close certain centers that were either outside of the Company’s core occupational health focus or were deemed not capable

Notes to Consolidated Financial Statements (continued)

of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At March 31, 2003, the Company’s obligation for future lease payments relating to the closed centers was $15. Details of the restructuring and other charges are as follows:

		Year Ended December 31, 2002		Three Months Ended March 31, 2003
Description	Initial Charge	Payments	Accruals	Payments	Accruals
Accrued liabilities:
Severance costs	$151	$—	$—	$—	$—
Lease abandonment costs	683	50	22	7	15
Miscellaneous	68	—	—	—	—

	902	$50	$22	$7	$15

Asset impairments:
Fixed asset writedowns and disposals	319
Goodwill impairment	340
Receivable writedown	690
Miscellaneous	11

	$2,262

7.	Acquisition of Centers in Connecticut

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut, in exchange for transfer of title to the Company of ERN’s four occupational health centers in Connecticut which the Company had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25 for its share of the network’s assets. There will be a final settlement between the parties as of June 30, 2003 after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date.

In 2002, the Company recognized revenue of $2,286 for the seven occupational health centers owned by HMG which it will no longer manage in 2003. Because a significant proportion of the revenue was paid to providers for services rendered, the Company does not expect the loss of revenue will have a material negative effect on its operating profit.

8.     Subsequent Events

On April 1, 2003, the Company purchased an occupational health practice in Murfreesboro, TN and consolidated the operations into its existing center. The Company recognized $493 in goodwill and other intangible assets on the transaction.

Notes to Consolidated Financial Statements (continued)

Effective April 30, 2003, the Company terminated its long-term management contract with a hospital system in Nashville, TN and concurrently purchased five centers which it had previously managed for $1,700, payable in cash of $300 at closing, and $400, $500, and $500 on October 1, 2003, 2004, and 2005, respectively. In connection with the purchase, the seller forgave the balance of $1,200 (before discount) due under the long-term management contract. The Company offset against its purchase cost a net credit balance of $550, being the balance on the intangible asset arising out of the long-term management contract which was being amortized over the initial term of the contract at the rate of $32 per year. This net intangible balance represented the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. Accounting for the purchase transaction will have no impact on the Company’s income statement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Overview

The Company is a leading provider of occupational healthcare services to employers and their employees and specializes in the prevention, treatment and management of work-related injuries and illnesses as well as regulatory compliance services. The Company develops and operates occupational health centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

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

Critical Accounting Policies (continued)

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

	Three Months Ended March 31,
	2003	2002
Revenue	100.0%	100.0%
Expenses:
Operating	(86.2)	(88.2)
General and administrative	(8.6)	(8.6)
Depreciation and amortization	(1.9)	(1.8)
Interest expense	(0.8)	(0.8)
Minority interest and contractual settlements, net	(1.6)	(0.6)
Tax provision	(0.4)	(0.0)

Net income	0.5%	0.0%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended March 31, 2003 and 2002

Revenue

Revenue decreased by $236 or 1.7% to $13,472 in the three months ended March 31, 2003 from $13,708 in the three months ended March 31, 2002. The decrease reflects a reduction in the number of centers under management, primarily in Connecticut where the Company terminated a long-term management contract, effective January 31, 2003, in exchange for the assumption of title to four of the eleven centers it previously managed. As a result of this transaction, net revenue in Connecticut decreased by $448 as compared to the first quarter of 2002, of which $369 related to the seven centers the Company did not acquire and $79 to the four centers it acquired. Revenue at centers open for comparable periods in both years increased by $333, or 2.6%.

Revenue for urgent care services, which have been available only in Tennessee, decreased $268, or 27.8%, on a same center basis. Because of the declining revenue, a high incidence of bad debts, and other economic reasons, the Company ceased offering urgent care services after March 31, 2003. For the three months ended March 31, 2003, urgent care services were $736. Management does not believe the loss of this revenue will

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

have a material adverse effect on its operating income because of the marginal profitability of the business.

Same center revenue in the Company’s core business of occupational medicine increased $601, or 5.0%, during the quarter, primarily due to growth in treatment volume and treatment revenue per visit. Prevention services were flat, reflecting the soft employment market.

Operating, General, and Administrative Expenses

Operating expenses decreased $468, or 3.9%, to $11,619 in the three months ended March 31, 2003 from $12,087 in the three months ended March 31, 2002. The decrease was primarily due to the reduction in the number of centers under management in Connecticut where most of the revenue was paid to third party providers for services rendered, partially offset by an increase in physician-related professional liability insurance costs. Effective March 1, 2003, the Company’s annual premium for professional liability and umbrella insurance doubled, despite the Company assuming more of the risk. As a percentage of revenue, operating expenses decreased to 86.2% in the three months ended March 31, 2003 from 88.2% in the three months ended March 31, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense was $253 in the three months ended March 31, 2003 and in the three months ended 2002. As a percentage of revenue, depreciation and amortization expense was 1.9% in the three months ended March 31, 2003 compared to 1.8% in the three months ended March 31, 2002.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In the three months ended March 31, 2003, the minority interest in pre-tax profits of the joint ventures was $244 compared to $199 in the three months ended March 31, 2002. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In the three months ended March 31, 2003, the Company recorded $25 of funded operating losses and contractual settlements compared to $110 in the three months ended March 31, 2002.

Tax Provision

The tax provision was $52 and $3 and the effective tax rates were 43.0% and 40.2% for the three months ended March 31, 2003 and 2002, respectively. The increase in the effective tax rate was primarily attributable to a change in the Company’s state income tax profile.

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (1)	$7,353	$4,716	$2,637	$—	$—
Capital lease obligations	1,634	614	998	22	—
Operating leases	5,690	2,161	2,532	895	102

Total contractual obligations	$14,677	$7,491	$6,167	$917	$102

(1)	Includes $3,302 drawn down on a revolving line of credit. As of March 31, 2003, the amount available under the lender’s borrowing base formula was $6,576.

Liquidity and Capital Resources

At March 31, 2003, the Company had $220 in working capital, a decrease of $3,829 from December 31, 2002. The Company’s principal sources of liquidity as of March 31, 2003 consisted of (i) cash and cash equivalents aggregating $1,418 and (ii) accounts receivable of $9,251.

Net cash provided by operating activities during the three months ended March 31, 2003 was $1,788 compared to $279 for the three months ended March 31, 2002. The improved liquidity was primarily due to a positive net change in operating assets and liabilities. Days sales outstanding in accounts receivable improved to 60 at March 31, 2003 from 72 at March 31, 2002.

Net cash used in investing activities for the three months ended March 31, 2003 was $511 compared to $507 for the three months ended March 31, 2002. The Company’s investing activities included fixed asset additions of $169 and $262 for the three months ended March 31, 2003 and 2002, respectively. Fixed asset additions in both years primarily related to information systems equipment. In the three months ended March 31, 2003 and 2002, the Company paid cash of $319 and $141, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Net cash used in investing activities also included $23 in the three months ended March 31, 2003 relating to the purchase of four centers in Connecticut and $104 in the three months ended March 31, 2002, primarily relating to the purchase of two occupational health centers in New Jersey.

Net cash (used) provided by financing activities was $(1,533) and $398 for the three months ended March 31, 2003 and 2002, respectively. The Company received net advances under its line of credit of $1,406 and $746 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, the cash drawn down was used to fund a portion of the initial payment of $2,802 in connection with the repurchase of the Company’s convertible preferred stock. The Company used funds of $210 and $348 in the three months ended March 31, 2003 and 2002, respectively, to pay long-term debt and capital lease obligations.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In the three months ended March 31, 2003, the Company received cash proceeds of $73 under one of its lease lines, primarily to fund information systems equipment purchases.

In December 2000, the Company entered into an agreement with DVI Business Credit Corporation (DVI),

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

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

Effective March 18, 2003, the Credit Line’s covenants include a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. The Company received a waiver from DVI with respect to its fixed charge covenant as of June 30, 2002. The Company was in compliance with all covenants in the third and fourth quarters of 2002 but did not meet its tangible net worth covenant as of March 31, 2003 and was granted a waiver by DVI. As of and for the three months ended March 31, 2003, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $2,462, 4.61, and 2.09, respectively, which were calculated under the terms of the agreement. The Company anticipates that it will meet the Credit Line’s financial covenants in the future. However, there can be no assurance that the Company will do so. In particular, minor deviations from achieving budgeted net income could result in the Company failing to meet the tangible net worth requirement. DVI has waived minor deviations in the past, and it is management’s expectation that DVI will provide any such waivers in the future should they become necessary. At March 31, 2003, the maximum amount available under the borrowing base formula was $6,576 and the interest rate was 5.25%. The amount outstanding on the Credit Line at March 31, 2003 and 2002 was $3,032 and $1,896, respectively.

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At March 31, 2003, the full amount of the Lease Line had been utilized.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company intends to utilize this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At March 31, 2003, the Company had utilized $1,195 of its Somerset Line.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes bear interest at 8% and are payable in three equal principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event of a default, the interest rate will increase to 15% until the default is cured.

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes, acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the Credit

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Line and the Somerset Line, together with cash generated from operations, and other sources of funds it anticipates will be available to it will be adequate to meet these projected needs. However, the Company recognizes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund its expansion efforts.

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

Important Factors Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company’s objective to develop a national network of occupational healthcare centers providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company’s actual results are locating and identifying suitable partnership candidates, the ability to consummate operating agreements on favorable terms, the success of such ventures, if completed, the costs and delays inherent in managing growth, the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services, the availability of sufficient financing, the attractiveness of the Company’s capital stock to finance its ventures, strategies pursued by competitors, the restrictions imposed by government regulation, changes in the industry resulting from changes in workers’ compensation laws and regulations in the healthcare environment generally, and other risks described in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2003. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a drawdown is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed sensitivity analysis as of March 31, 2003 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

3.01	Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 21, 2003.

99.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCUPATIONAL HEALTH + REHABILITATION INC

By:	/s/ John C. Garbarino
John C. Garbarino
President and Chief Executive Officer

By:	/s/ Keith G. Frey
Keith G. Frey
Chief Financial Officer

By:	/s/ Janice M. Goguen
Janice M. Goguen
Vice President, Finance and Controller

Date: May 14, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/  Keith G. Frey

Keith G. Frey

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.01	Restated Certificate of Incorporation

99.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002