Form 10-Q
period 2003-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2003-08-14
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

The number of shares outstanding of the registrant’s Common Stock as of August 6, 2003 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

PART I—FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,272	$1,674
Accounts receivable, less allowance for doubtful accounts	8,554	9,736
Deferred tax assets	645	654
Prepaid expenses and other assets	731	899

Total current assets	12,202	12,963
Property and equipment, net	3,182	3,169
Goodwill	6,686	6,174
Other intangible assets, net	94	92
Deferred tax assets	1,969	1,908
Other assets	99	91

Total assets	$24,232	$24,397

LIABILITIES, MINORITY INTERESTS, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,080	$755
Accrued expenses	3,043	3,172
Accrued payroll	1,802	2,053
Current portion of long-term debt	7,013	2,332
Current portion of obligations under capital leases	652	580
Restructuring liability	9	22

Total current liabilities	13,599	8,914
Long-term debt, less current maturities	2,313	942
Obligations under capital leases	932	1,040
Deferred credit	—	530

Total liabilities	16,844	11,426

Commitments and contingencies
Minority interests	1,376	1,422
Redeemable, Series A convertible preferred stock, $.001 par value, No shares authorized, issued or outstanding in 2003; 1,666,667 shares authorized and 1,416,667 shares issued and outstanding in 2002	—	10,653
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized in 2003 and 3,333,333 shares authorized in 2002; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,188,613 and 1,580,366 shares issued in 2003 and 2002, respectively; and 3,088,111 and 1,479,864 outstanding in 2003 and 2002, respectively	3	1
Additional paid-in capital	13,537	8,390
Accumulated deficit	(7,028)	(6,995)
Less treasury stock, at cost, 100,502 shares	(500)	(500)

Total stockholders’ equity	6,012	896

Total liabilities, minority interests, redeemable stock and stockholders’ equity	$24,232	$24,397

The accompanying notes are an integral part of these consolidated financial statements

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2003	2002
Revenue	$13,150	$14,381

Expenses:
Operating	11,443	12,472
General and administrative	1,195	1,350
Depreciation and amortization	375	243

	13,013	14,065

Income from operations	137	316

Nonoperating gains (losses):
Interest income	3	4
Interest expense	(179)	(108)
Minority interest and contractual settlements	(159)	(70)

Income before income taxes	(198)	142
Tax (benefit) provision	(98)	57

Net (loss) income	$(100)	$85

Per share amounts:
Net loss per common share – basic	$(0.03)	$(0.06)

Net loss per common share – assuming dilution	$(0.03)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2003	2002
Revenue	$26,622	$28,089

Expenses:
Operating	23,062	24,559
General and administrative	2,355	2,525
Depreciation and amortization	628	496

	26,045	27,580

Income from operations	577	509

Nonoperating gains (losses):
Interest income	5	12
Interest expense	(282)	(212)
Minority interest and contractual settlements	(378)	(159)

Income before income taxes	(78)	150
Tax (benefit) provision	(46)	60

Net (loss) income	$(32)	$90

Per share amounts:
Net loss per common share – basic	$(0.08)	$(0.17)

Net loss per common share – assuming dilution	$(0.08)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net (loss) income	$(32)	$90
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	601	471
Amortization	28	25
Minority interest	416	413
Imputed interest on non-interest bearing promissory notes payable	53	56
Loss on disposal of fixed assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	1,182	269
Prepaid expenses and other assets	149	(89)
Deferred taxes	(52)	72
Restructuring liability	(13)	(36)
Accounts payable and accrued expenses	(25)	(763)

Net cash provided by operating activities	2,311	508

Investing activities:
Property and equipment additions	(315)	(347)
Distributions to joint venture partners	(462)	(433)
Cash paid for acquisitions and other intangibles, net of cash acquired	(481)	(162)

Net cash used by investing activities	(1,258)	(942)

Financing activities:
Proceeds from lines of credit and loans payable	2,652	1,133
Proceeds from lease lines	73	—
Payments of long-term debt and capital lease obligations	(375)	(521)
Repurchase of preferred stock and associated costs	(2,805)	—

Net cash (used) provided by financing activities	(455)	612

Net increase in cash and cash equivalents	598	178
Cash and cash equivalents at beginning of period	1,674	1,607

Cash and cash equivalents at end of period	$2,272	$1,785

Noncash items:
Accrual of dividends payable	$146	$340
Repurchase of preferred stock with notes payable and issuance of common stock	8,099	—
Capital leases, excluding proceeds received from lease lines	97	—

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2003 and results of operations for the six months ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2. Significant Accounting Policies

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe adoption of FIN 46 will have a material impact on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 149 which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The Company does not believe adoption of SFAS 149 will have a material impact on its financial statements.

In May 2003 the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company does not believe adoption of SFAS 150 will have a material impact on its financial statements.

The Company has a Stock Option Program. SFAS 123, Accounting for Stock Based Compensation, encourages entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value method defined in SFAS 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB 25. Consequently, no compensation cost related to the Stock Option Program is reflected in net income since

Notes to Consolidated Financial Statements (continued)

all options under this program had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Stock Option Program.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(In thousands, except per share data)
Net loss available to common stockholders, as reported	$(100)	$(85)	$(178)	$(250)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24)	(60)	(80)	(120)

Pro forma net income	$(124)	$(145)	$(258)	$(370)

Loss per share:
Basic – as reported	$(0.03)	$(0.06)	$(0.08)	$(0.17)

– pro forma	$(0.04)	$(0.10)	$(0.11)	$(0.25)

Assuming dilution – as reported	$(0.03)	$(0.06)	$(0.08)	$(0.17)

– pro forma	$(0.04)	$(0.10)	$(0.11)	$(0.25)

3. Credit Arrangements

In December 2000, the Company entered into an agreement with an asset-based lender for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, the asset-based lender (the “Lender”) extended the term of the Credit Line to March 31, 2004. The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. Under the terms of the Credit Line, the Company pays a commitment fee of 0.5% of the unused portion of the Credit Line and certain additional fees. The interest rate under the Credit Line is the prime rate plus 1% (5.00% and 5.75% as of June 30, 2003 and 2002, respectively).

Effective March 18, 2003, the Credit Line’s covenants include a quarterly tangible net worth requirement (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments) of $2,500 (the requirement being $3,000 prior to March 18, 2003), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the Lender. The Company received a waiver from the Lender with respect to its fixed charge covenant as of June 30, 2002. The Company was in compliance with all covenants in the third and fourth quarters of 2002 but did not meet its tangible net worth covenant as of March 31, 2003 and was granted a waiver. As of June 30, 2003, the Company did not meet its tangible net worth and leverage coverage ratios and was granted a waiver. As of and for the six months ended June 30, 2003, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $1,916, 6.31, and 1.89, respectively, which were calculated under the terms of the agreement. The Company does not expect it will meet the Credit Line’s tangible net worth and leverage coverage ratios in the future and is reviewing the matter with its Lender. It is management’s belief that the Lender will either agree to continue to grant waivers or will amend the covenants to permit the Company to be in compliance in the future based on current projections. However, there can be no assurance that the Lender will agree to grant waivers in the future or amend the covenants.

On August 1, 2003, the Lender reported that it would not make a scheduled interest payment that day on

Notes to Consolidated Financial Statements (continued)

certain notes but that under the terms of the Indenture governing such notes, the failure to make such payment may be cured by the Lender within 30 days. On August 4, 2003, the Lender indicated that it had no remaining availability under its credit facilities and that defaults existed under a number of those facilities, some of which entitled the applicable debtholders to accelerate their indebtedness. On August 13, the Lender announced it would seek to make a Chapter 11 bankruptcy filing in the next few days and that it has not yet secured debtor-in-possession financing. As a consequence of these unfolding events, the Company, after evaluating various offers, signed a proposal to transfer its loan facility to another lender. The proposal is subject to completion of due diligence by the prospective lender and negotiation of a new long-term loan agreement acceptable to both parties. The prospective lender has indicated that it would consider obtaining from the Lender an assignment of the Company’s current loan agreement with the Lender in the event the Lender’s financial situation significantly deteriorates before execution of a new loan agreement. There can be no assurance, however, that the Company will be able to negotiate a new long-term loan agreement with the prospective lender or that the prospective lender will accept an assignment of the Company’s loan from the Lender. The failure of the Company to obtain alternative financing could have a material adverse effect on its business if the Lender is unable to advance funds to the Company when requested or if the Lender files for bankruptcy protection.

4. Net Income (Loss) per Common Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings (loss) per share includes such amounts.

The following table sets forth the computation of both the basic and diluted loss per share (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Loss per Share
Net income (loss)	$(100)	$85	$(32)	$90
Preferred stock dividends accrued	—	(170)	(146)	(340)

Net loss available to common stockholders	$(100)	$(85)	$(178)	$(250)

Shares
Total weighted average shares outstanding – basic	3,088	1,480	2,360	1,480

Net loss per common share – basic and diluted	$(0.03)	$(0.06)	$(0.08)	$(0.17)

The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

Notes to Consolidated Financial Statements (continued)

	Three months ended June 30,		Six months ended June 30,
Share data (000)	2003	2002	2003	2002
Incremental shares from assumed conversion of Series A preferred stock	—	1,417	642	1,417
Options	1,315	1,094	1,322	1,094
Convertible subordinated debt	—	—	—	9

	1,315	2,511	1,964	2,520

5. Restructuring Charge

During the fourth quarter of 1999, the Company began to implement a restructuring plan to close certain centers that were either outside of the Company’s core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At June 30, 2003, the Company’s obligation for future lease payments relating to the closed centers was $9. Details of the restructuring and other charges are as follows:

		Year Ended December 31, 2002		Six Months Ended June 30, 2003
Description	Initial Charge	Payments	Accruals	Payments	Accruals
Accrued liabilities:
Severance costs	$151	$—	$—	$—	$—
Lease abandonment costs	683	50	22	12	9
Miscellaneous	68	—	—	—	—

	902	$50	$22	$12	$9

Asset impairments:
Fixed asset writedowns and disposals	319
Goodwill impairment	340
Receivable writedown	690
Miscellaneous	11

	$2,262

6. Acquisitions

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut. As consideration for agreeing to the termination, the Company acquired title to the four occupational health centers in Connecticut which it had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25 for its share of the network’s assets. There will be a final settlement between the parties after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date.

Notes to Consolidated Financial Statements (continued)

In 2002, the Company recognized revenue of $2,286 for the seven occupational health centers owned by HMG which it will no longer manage in 2003. Because a significant portion of the revenue was paid to providers for services rendered, the Company does not expect the loss of revenue will have a material negative effect on its operating profit.

On April 1, 2003, the Company purchased an occupational health practice in Murfreesboro, TN and consolidated the operations into its existing center. The Company recognized $493 in goodwill and other intangible assets on the transaction.

Effective April 30, 2003, the Company terminated its long-term management contract with a hospital system in Nashville, TN and concurrently purchased five centers which it had previously managed for a total consideration of $1,700, payable in cash of $300 at closing, and $400, $500, and $500 on October 1, 2003, 2004, and 2005, respectively. In connection with the purchase, the seller forgave the loan payable balance of $1,200 (before discount) due under the long-term management contract. Accordingly, the Company offset against the purchase price the net deferred credit previously recorded on the management contract which amounted to $550. This deferred credit represented the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The net of the aforementioned items resulted in the recognition of $98 in fixed assets and $35 in goodwill and other intangible assets and had no impact on the Company’s statement of operations.

The pro forma impact of these acquisitions on the financial results for the year ended December 2002 and the six months ended June 30, 2003 as if the acquisitions had occurred on January 1, 2002 was immaterial.

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

Impairment of Property and Equipment, Goodwill, and Intangible Assets

The Company reviews the carrying value of its property and equipment, goodwill, and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers various factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results, and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the six months ended June 30, 2003 and 2002, the Company did not recognize any adjustments to the carrying value of its property and equipment, goodwill, and intangible assets.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Operating	(87.0)	(86.7)	(86.6)	(87.4)
General and administrative	(9.1)	(9.4)	(8.8)	(9.0)
Depreciation and amortization	(2.8)	(1.7)	(2.4)	(1.8)
Interest expense	(1.4)	(0.7)	(1.1)	(0.7)
Minority interest and contractual settlements, net	(1.2)	(0.5)	(1.4)	(0.6)
Tax benefit (provision)	0.7	(0.4)	0.2	(0.2)

Net (loss) income	(0.8)%	0.6%	(0.1)%	0.3%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended June 30, 2003 and 2002

Revenue

Revenue decreased by $1,231, or 8.6%, to $13,150 in the three months ended June 30, 2003 from $14,381 in the three months ended June 30, 2002. Of this decrease, $848 was attributable to the elimination of urgent care services after March 31, 2003 at the Company’s centers in Tennessee, and $791 to non-urgent care revenue at centers no longer under management, primarily in Connecticut where the Company terminated a long-term management contract, effective January 31, 2003.

Same center revenue in the Company’s core business of occupational medicine increased $408, or 3.2%, during the quarter ended June 30, 2003, primarily due to growth in revenue per visit. New injury initial visits were down 4.4% compared to the same period in the prior year while prevention services rose 3.0%, having been flat in the first quarter of 2003, reflecting a slowly improving employment market. The financial performance for the quarter was significantly affected by the very poor results in the month of May when most of the Company’s major metrics were substantially below those for the prior year after showing modest gains in the prior months of 2003. It would appear that May results were an aberration since the metrics recovered strongly in June with revenue up

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

7.2%, new injury initial visits up 4.1%, and prevention services up 8.0% compared to June 2002.

Operating, General, and Administrative Expenses

Operating expenses decreased $1,029, or 8.3%, to $11,443 in the three months ended June 30, 2003 from $12,472 in the three months ended June 30, 2002. The decrease was primarily due to the reduction in the number of centers under management, principally in Connecticut where a majority of the expenses related to payments to third party providers for services rendered, and the elimination of urgent care services after March 31, 2003. An increase in professional liability insurance costs partially offset these expense reductions. As a percentage of revenue, operating expenses increased to 87.0% in the three months ended June 30, 2003 from 86.7% in the three months ended June 30, 2002.

General and administrative expenses decreased $155, or 11.5%, to $1,195 in the three months ended June 30, 2003 from $1,350 in the three months ended June 30, 2002. The decrease was primarily due to lower employee-related costs. As a percentage of revenue, general and administrative expenses decreased to 9.1% in the three months ended June 30, 2003 from 9.4% in the three months ended June 30, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $132, or 54.3%, to $375 in the three months ended June 30, 2003 from $243 in the three months ended June 30, 2002. The increase was primarily related to the commencement of depreciation on the Company’s investment in its new practice management system which became operational in certain centers during the quarter. As a percentage of revenue, depreciation and amortization expense was 2.8% in the three months ended June 30, 2003 compared to 1.7% in the three months ended June 30, 2002.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In the three months ended June 30, 2003, the minority interest in pre-tax profits of the joint ventures was $172 compared to $214 in the three months ended June 30, 2002. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In the three months ended June 30, 2003, the Company recorded $13 of contractual settlements compared to $144 in the three months ended June 30, 2002.

Tax (Benefit) Provision

The tax (benefit) provision was $(98) and $57 and the effective tax rates were 49.5% and 40.1% for the three months ended June 30, 2003 and 2002, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. Based on the financial results for the three months ended June 30, 2003, the Company has lowered its projected pre-tax earnings for the year. As a result, the permanent tax differences have had a disproportionately greater negative impact on the effective tax rate which the Company had previously projected to be 43.5% and now expects to be 59.0%. The reported rate of 49.5% for the three months ended June 30, 2003 reflects the tax credit necessary to reach the revised expected rate for the year.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Six Months Ended June 30, 2003 and 2002

Revenue

Revenue decreased by $1,467, or 5.2%, to $26,622 in the six months ended June 30, 2003 from $28,089 in the six months ended June 30, 2002. Of this decrease, $1,230 was attributable to lower urgent care revenue. The Company ceased to offer urgent care services after March 31, 2003 at its centers in Tennessee. Non-urgent care revenue during the six months ended June 30, 2002 at centers not currently under management accounted for $1,214 of the shortfall, of which $927 related to seven centers in Connecticut where the Company terminated a long-term management contract, effective January 31, 2003.

Same center revenue in the Company’s core business of occupational medicine increased $977, or 4.0%, during the quarter, primarily due to growth in revenue per visit.

Operating, General, and Administrative Expenses

Operating expenses decreased $1,497, or 6.1%, to $23,062 in the six months ended June 30, 2003 from $24,559 in the six months ended June 30, 2002. The decrease was primarily due to the reduction in the number of centers under management, principally in Connecticut where a majority of the expenses related to payments to third party providers for services rendered, and the elimination of urgent care services after March 31, 2003. An increase in professional liability insurance costs partially offset these expense reductions. As a percentage of revenue, operating expenses decreased to 86.6% in the six months ended June 30, 2003 from 87.4% in the six months ended June 30, 2002.

General and administrative expenses decreased $170, or 6.7%, to $2,335 in the six months ended June 30, 2003 from $2,525 in the six months ended June 30, 2002. The decrease is primarily due to lower employee-related expense. As a percentage of revenue, general and administrative expenses decreased to 8.8% in the six months ended June 30, 2003 from 9.0% in the six months ended June 30, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $132, or 26.6%, to $628 in the six months ended June 30, 2003 compared to $496 in the six months ended June 30, 2002. The increase was primarily related to the commencement of depreciation on the Company’s investment in its new practice management system which became operational in certain centers during the quarter ended June 30, 2003. As a percentage of revenue, depreciation and amortization expense increased to 2.4% in the six months ended June 30, 2003 compared to 1.8% in the three months ended June 30, 2002.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In the six months ended June 30, 2003, the minority interest in pre-tax profits of the joint ventures was $416 compared to $413 in the three months ended June 30, 2002. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In the six months ended June 30, 2003, the Company recorded $38 of contractual settlements compared to $254 in the six months ended June 30, 2002.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Tax (Benefit) Provision

The tax (benefit) provision was ($46) and $60 and the effective tax rates were 59.0% and 40.0% for the three months ended June 30, 2003 and 2002, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. Based on the financial results for the three months ended June 30, 2003, the Company has lowered its projected pre-tax earnings for the year. As a result, the permanent tax differences have had a disproportionately greater negative impact on the effective tax rate which the Company had previously projected to be 43.5%.

Significant Contractual Obligations

The following summarizes the Company’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (1)	$9,326	$7,013	$2,313	$—	$—
Capital lease obligations	1,584	652	918	14	—
Operating leases	8,736	2,340	3,397	1,811	1,188

Total contractual obligations	$19,646	$10,005	$6,628	$1,825	$1,188

(1)	Includes $4,548 drawn down on a revolving line of credit. As of June 30, 2003, the amount available under the lender’s borrowing base formula was $6,040.

Liquidity and Capital Resources

At June 30, 2003, the Company had negative working capital of $1,397, a decrease of $4,959 from December 31, 2002. Of the total decrease in working capital, $4,605 related to the repurchase by the Company of its Series A Convertible Preferred Stock. The Company drew down $2,805 on its revolving credit line in connection with the cash payments due to the preferred stockholders and their advisers and recognized $1,800 of the notes payable issued to the preferred stockholders as a current liability. The Company’s principal sources of liquidity as of June 30, 2003 consisted of (i) cash and cash equivalents aggregating $2,272 and (ii) uncollateralized accounts receivable of $1,745.

Net cash provided by operating activities during the six months ended June 30, 2003 was $2,311 compared to $508 for the six months ended June 30, 2002. The improved liquidity was primarily due to a positive net change in operating assets and liabilities. Accounts receivable decreased $1,182 in the current period compared to a decrease of $269 in the same period in the prior year, primarily due to lower revenue resulting from the termination of a management contract in Connecticut and the elimination of urgent care services in Tennessee as of March 31, 2003. Days sales outstanding in accounts receivable improved to 56 at June 30, 2003 from 71 at June 30, 2002.

Net cash used in investing activities for the six months ended June 30, 2003 was $1,258 compared to $942 for the six months ended June 30, 2002. The Company’s investing activities included fixed asset additions of $315 and $347 for the six months ended June 30, 2003 and 2002, respectively. Fixed asset additions in both years primarily related to information systems equipment. In the six months ended June 30, 2003 and 2002, the Company paid cash of $462 and $433, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Net cash used in investing activities for the six months ended June 30, 2003, also included $308 relating to the purchase of five centers in Tennessee previously managed by the Company under a long-term management contract, $150 relating to the purchase of an occupational health practice in Murfreesboro, Tennessee which was merged into an existing Company center, and $23 relating to the purchase of four centers in Connecticut. In the six months ended June 30, 2002, the Company paid $162, primarily in connection with the purchase of two occupational health centers in New Jersey.

Net cash (used) provided by financing activities was $(455) and $612 for the six months ended June 30, 2003 and 2002, respectively. The Company received net advances under its line of credit of $2,652 and $1,133 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, the cash drawn down was used primarily to fund the initial payment of $2,805 in connection with the repurchase of the Company’s convertible preferred stock. For the six months ended June 30, 2002, the cash drawn down was used primarily to finance equipment purchases and to pay long-term debt obligations. The Company used funds of $375 and $521 in the six months ended June 30, 2003 and 2002, respectively, to pay long-term debt and capital lease obligations.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In the six months ended June 30, 2003, the Company received cash proceeds of $73 under one of its lease lines, primarily to fund information systems equipment purchases.

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

Effective March 18, 2003, the Credit Line’s covenants include a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the lender. The Company received a waiver from DVI with respect to its fixed charge covenant as of June 30, 2002. The Company was in compliance with all covenants in the third and fourth quarters of 2002 but did not meet its tangible net worth covenant as of March 31, 2003 and was granted a waiver by DVI. As of June 30, 2003, the Company did not meet its tangible net worth and leverage coverage ratios and was granted a waiver. As of and for the six months ended June 30, 2003, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $1,916, 6.31, and 1.89, respectively, which were calculated under the terms of the agreement. The Company does not expect it will meet the Credit Line’s tangible net worth and leverage coverage ratios in the future and is reviewing the matter with DVI. It is management’s belief that DVI will either agree to continue to grant waivers or will amend the covenants to permit the Company to be in compliance in the future based on current projections. However, there can be no assurance that DVI will agree to grant waivers in the future or amend the covenants. At June 30, 2003, the maximum amount available under the borrowing base formula was $6,040 and the interest rate was 5.00%. The amount outstanding on the Credit Line at June 30, 2003 and 2002 was $4,548 and $3,227, respectively.

On August 1, 2003, DVI reported that it would not make a scheduled interest payment that day on certain notes but that under the terms of the Indenture governing such notes, the failure to make such payment may be cured by DVI within 30 days. On August 4, 2003, DVI indicated that it had no remaining availability under its credit facilities and that defaults existed under a number of those facilities, some of which entitled the applicable

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

debtholders to accelerate their indebtedness. On August 13, DVI announced it would seek to make a Chapter 11 bankruptcy filing in the next few days and that it has not yet secured debtor-in-possession financing. As a consequence of these unfolding events, the Company, after evaluating various offers, has signed a proposal to transfer its loan facility to another lender. The proposal is subject to completion of due diligence by the prospective lender and negotiation of a new long-term loan agreement acceptable to both parties. The prospective lender has indicated that it would consider obtaining from DVI an assignment of the Company’s current loan agreement with DVI in the event DVI’s financial situation significantly deteriorates before execution of a new loan agreement. There can be no assurance, however, that the Company will be able to negotiate a new long-term loan agreement with the prospective lender or that the prospective lender will accept an assignment of the Company’s loan from DVI. The failure of the Company to obtain alternative financing could have a material adverse effect on its business if DVI is unable to advance funds to the Company when requested or if DVI files for bankruptcy protection.

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At June 30, 2003, the full amount of the Lease Line had been utilized.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company intends to utilize this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At June 30, 2003, the Company had utilized $1,304 of its Somerset Line.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, and accrued dividends thereon, with an aggregate book value of $10,799, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes bear interest at 8% and are payable in three equal principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event of a default, the interest rate will increase to 15% until the default is cured.

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes, acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the Credit Line (or a substitute financing source) and the Somerset Line, together with cash generated from operations, and other sources of funds it anticipates will be available to it will be adequate to meet these projected needs. However, the failure of the Company to obtain substitute financing could have a material adverse effect on its business if DVI, which has announced its intention to file for Chapter 11 bankruptcy protection, is unable to advance funds to the Company when requested. The Company recognizes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund its expansion efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2003. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a drawdown is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed a sensitivity analysis as of June 30, 2003 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters that are filed as exhibits to this report.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on June 24, 2003. At the Annual Meeting, the holders of the Common Stock elected the nominees Angus M. Duthie, John C. Garbarino, and Steven W. Garfinkle to the Board of Directors of the Company for terms that expire at the 2005 Annual Meeting of Stockholders. The voting was as follows: Mr. Duthie, 2,734,195 votes for, and 1,270 votes withheld; Mr. Garbarino, 2,734,195 votes for, and 1,270 votes withheld; and Mr. Garfinkle, 2,734,195 votes for, and 1,270 votes withheld. The holders the Common Stock also elected the nominees, Edward L. Cahill and Donald W. Hughes to the Board of Directors of the Company for terms that expire at the 2006 Annual Meeting of Stockholders. The voting was as follows: Mr. Cahill, 2,734,195 votes for, and 1,270 votes withheld; and Mr. Hughes, 2,734,195 votes for, and 1,270 votes withheld. As of the date of the Annual Meeting, the continuing directors of the Company, who are serving terms that expire at the 2007 Annual Meeting of Stockholders, were Kevin J. Dougherty and Frank H. Leone.

The selection of PricewaterhouseCoopers, LLP as Independent Accountants for 2003 was ratified as follows: 2,734,385 votes for, 1,070 votes against, and 10 votes abstaining.

No other business was presented at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

A report on Form 8-K was furnished on May 21, 2003 to report under Items 7 and 9 a press release announcing the Company’s financial results for the quarter ended March 31, 2003 pursuant to Item 12 of Form 8-K.

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
Janice M. Goguen
Vice President, Finance and Controller

Date:  August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.