Form 10-Q
period 2003-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2003-11-14
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:

0-21428

OCCUPATIONAL HEALTH + REHABILITATION INC

(Exact name of registrant as specified in its charter)

Delaware	13-3464527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Derby Street, Suite 36 Hingham, Massachusetts	02043 (Zip code)
(Address of principal executive offices)

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

☐ YES        ☒ NO

The number of shares outstanding of the registrant’s Common Stock as of November 7, 2003 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Con solidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,054	$1,674
Accounts receivable, less allowance for doubtful accounts	9,291	9,736
Deferred tax assets	636	654
Prepaid expenses and other assets	636	899

Total current assets	12,617	12,963
Property and equipment, net	3,110	3,169
Goodwill	6,687	6,174
Other intangible assets, net	74	92
Deferred tax assets	2,071	1,908
Other assets	110	91

Total assets	$24,669	$24,397

LIABILITIES, MINORITY INTERESTS, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$935	$755
Accrued expenses	4,164	3,172
Accrued payroll	2,347	2,053
Current portion of long-term debt	7,305	2,332
Current portion of obligations under capital leases	660	580
Restructuring liability	2	22

Total current liabilities	15,413	8,914
Long-term debt, less current maturities	1,308	942
Obligations under capital leases	762	1,040
Deferred credit	—	530

Total liabilities	17,483	11,426

Commitments and contingencies
Minority interests	1,415	1,422

Redeemable, Series A convertible preferred stock, $.001 par value, no shares authorized, issued or outstanding in 2003; 1,666,667 shares authorized and 1,416,667 shares issued and outstanding in 2002	—	10,653
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized in 2003 and 3,333,333 shares authorized in 2002; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,188,613 and 1,580,366 shares issued in 2003 and 2002, respectively; and 3,088,111 and 1,479,864 outstanding in 2003 and 2002, respectively	3	1
Additional paid-in capital	13,537	8,390
Accumulated deficit	(7,269)	(6,995)
Less treasury stock, at cost, 100,502 shares	(500)	(500)

Total stockholders’ equity	5,771	896

Total liabilities, minority interests, redeemable stock and stockholders’ equity	$24,669	$24,397

The accompanying notes are an integral part of these consolidated financial statements

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2003	2002
Revenue	$13,430	$14,770
Expenses:
Operating	11,737	12,792
General and administrative	1,285	1,202
Depreciation and amortization	377	236

	13,399	14,230

Income from operations	31	540
Nonoperating gains (losses):
Interest income	2	5
Interest expense	(175)	(109)
Minority interest and contractual settlements, net	(187)	(240)

(Loss) income before income taxes	(329)	196
Tax (benefit) provision	(87)	96

Net (loss) income	$(242)	$100

Per share amounts:
Net loss per common share – basic	$(0.08)	$(0.05)

Net loss per common share – assuming dilution	$(0.08)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Revenue	$40,052	$42,859
Expenses:
Operating	34,724	37,351
General and administrative	3,714	3,727
Depreciation and amortization	1,006	732

	39,444	41,810

Income from operations	608	1,049
Nonoperating gains (losses):
Interest income	7	17
Interest expense	(458)	(321)
Minority interest and contractual settlements, net	(564)	(399)

(Loss) income before income taxes	(407)	346
Tax (benefit) provision	(133)	156

Net (loss) income	$(274)	$190

Per share amounts:
Net loss per common share – basic	$(0.16)	$(0.22)

Net loss per common share – assuming dilution	$(0.16)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net (loss) income	$(274)	$190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	958	694
Amortization	48	38
Minority interest	602	683
Imputed interest on non-interest bearing promissory notes payable	75	84
Loss on disposal of fixed assets	30	—
Changes in operating assets and liabilities:
Accounts receivable	445	167
Prepaid expenses and other assets	234	(467)
Deferred taxes	(145)	168
Restructuring liability	(20)	(42)
Accounts payable and accrued expenses	1,496	188

Net cash provided by operating activities	3,449	1,703
Investing activities:
Property and equipment additions	(626)	(752)
Distributions to joint venture partners	(609)	(577)
Cash paid for acquisitions and other intangibles, net of cash acquired	(483)	(115)

Net cash used by investing activities	(1,718)	(1,444)
Financing activities:
Proceeds from lines of credit and loans payable	1,972	253
Proceeds from lease lines	73	766
Payments of long-term debt and capital lease obligations	(591)	(668)
Repurchase of preferred stock and associated costs	(2,805)	—
Payments made for debt issuance costs	—	(9)

Net cash (used) provided by financing activities	(1,351)	342
Net increase in cash and cash equivalents	380	601
Cash and cash equivalents at beginning of period	1,674	1,607

Cash and cash equivalents at end of period	$2,054	$2,208

Noncash items:
Accrual of dividends payable	$146	$510
Repurchase of preferred stock with notes payable and issuance of common stock	8,099	—
Capital leases, excluding proceeds received from lease lines	206	36

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1.    Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of September 30, 2003 and results of operations for the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.    Significant Accounting Policies

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 is effective for VIEs created subsequent to January 31, 2003 and has been delayed to the first reporting period ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company does not believe adoption of FIN 46 will have a material impact on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 149 which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

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

Notes to Consolidated Financial Statements (continued)

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(In thousands, except per share data)
Net loss available to common stockholders, as reported	$(242)	$(70)	$(420)	$(320)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(51)	(117)	(131)

Pro forma net loss	$(280)	$(121)	$(537)	$(451)

Loss per share:
Basic — as reported	$(0.08)	$(0.05)	$(0.16)	$(0.22)

— pro forma	$(0.09)	$(0.08)	$(0.21)	$(0.30)

Assuming dilution — as reported	$(0.08)	$(0.05)	$(0.16)	$(0.22)

— pro forma	$(0.09)	$(0.08)	$(0.21)	$(0.30)

3.	Credit Arrangements

In December 2000, the Company entered into an agreement with an asset-based lender for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, the asset-based lender (the “Lender”) extended the term of the Credit Line to March 31, 2004. The facility is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable. Under the terms of the Credit Line, the Company pays a commitment fee of 0.5% of the unused portion of the Credit Line and certain additional fees. The interest rate under the Credit Line is the prime rate plus 1% (5.00% and 5.75% as of September 30, 2003 and 2002, respectively).

Effective March 18, 2003, the Credit Line’s financial covenants include a quarterly tangible net worth requirement (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments) of $2,500 (the requirement being $3,000 prior to March 18, 2003), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of the Lender. The Company received a waiver from the Lender with respect to its fixed charge covenant as of June 30, 2002. The Company was in compliance with all financial covenants in the third and fourth quarters of 2002 but did not meet its tangible net worth covenant as of March 31, 2003 and was granted a waiver. As of June 30, 2003, the Company did not meet its tangible net worth and leverage coverage ratios and was granted a waiver.

On August 21, 2003, four days before filing for Chapter 11 bankruptcy protection, the Lender sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource. As of and for the nine months ended September 30, 2003, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $1,495, 8.54, and 1.07, respectively, which were calculated under the terms of the agreement with the Lender. The Company does not expect it will meet any of the Credit

Notes to Consolidated Financial Statements (continued)

Line’s three financial covenants for the next several quarters.

The Company is currently negotiating a new three-year asset-based loan agreement with CapitalSource which, the Company believes, will include financial covenant ratios to permit the Company to be in compliance based on current projections. There can be no assurance, however, that the Company will consummate a new long-term agreement with CapitalSource or, in the absence of a new agreement, that CapitalSource will continue to grant waivers under the existing agreement. The failure of the Company either to enter into a new loan agreement or to receive future waivers under the current arrangement could have a material adverse effect on its business.

4.    Income taxes

The Company is currently projecting that it will operate at a loss for 2003 but be profitable for 2004. However, if it were to continue to operate at a loss, the Company may at some future time determine that it will be unable to utilize its deferred tax assets, primarily net operating loss carryforwards, before they expire. In such an event, the Company would record a valuation allowance equal to the carrying value of the deferred tax assets.

5.    Net Loss per Common Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings (loss) per share includes such amounts.

The following table sets forth the computation of both the basic and diluted loss per share (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Loss per Share
Net (loss) income	$(242)	$100	$(274)	$190
Preferred stock dividends accrued	—	(170)	(146)	(510)

Net loss available to common stockholders	$(242)	$(70)	$(420)	$(320)

Shares
Total weighted average shares outstanding – basic	3,088	1,480	2,605	1,480

Net loss per common share – basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.22)

The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

	Three months ended September 30,		Nine months ended September 30,
Share data (000)	2003	2002	2003	2002
Incremental shares from assumed conversion of Series A preferred stock	—	1,417	426	1,417
Options	1,291	1,070	1,291	1,070
Convertible subordinated debt	—	—	—	6

	1,291	2,487	1,717	2,493

6.    Restructuring Charge

During the fourth quarter of 1999, the Company began to implement a restructuring plan to close certain centers that were either outside of the Company’s core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other

Notes to Consolidated Financial Statements (continued)

actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. During 2000 and 2001, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At September 30, 2003, the Company’s obligation for future lease payments relating to the closed centers was $2. Details of the restructuring and other charges are as follows:

	1999 Initial Charge	Year Ended December 31, 2002		Nine Months Ended September 30, 2003
Description		Payments	Accruals	Payments	Accruals

Accrued liabilities:
Severance costs	$151	$—	$—	$—	$—
Lease abandonment costs	683	50	22	20	2
Miscellaneous	68	—	—	—	—

	902	$50	$22	$20	$2

Asset impairments:
Fixed asset writedowns and disposals	319
Goodwill impairment	340
Receivable writedown	690
Miscellaneous	11

	$2,262

7.	Acquisitions

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut. As consideration for agreeing to the termination, the Company acquired title to the four occupational health centers in Connecticut which it had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25 for its share of the network’s assets. There will be a final settlement between the parties within a year from the effective date of the transaction after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date.

In 2002, the Company recognized revenue of $2,286 for the seven occupational health centers owned by HMG which it will not manage in 2003. Because a significant portion of the revenue was paid to providers for services rendered, the Company does not expect the loss of revenue will have a material negative effect on its operating profit.

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

Notes to Consolidated Financial Statements (continued)

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

The pro forma impact of these acquisitions on the financial results of the Company for the year ended December 2002 and the nine months ended September 30, 2003 as if the acquisitions had occurred on January 1, 2002 was immaterial.

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

Impairment of Property and Equipment, Goodwill, and Intangible Assets

The Company reviews the carrying value of its property and equipment, goodwill, and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers various factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results, and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the nine months ended September 30, 2003 and 2002, the Company did not recognize any adjustments to the carrying value of its property and equipment, goodwill, and intangible assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Operating	(87.4)	(86.6)	(86.7)	(87.2)
General and administrative	(9.6)	(8.1)	(9.3)	(8.7)
Depreciation and amortization	(2.8)	(1.6)	(2.5)	(1.7)
Interest expense	(1.3)	(0.7)	(1.1)	(0.7)
Minority interest and contractual settlements, net	(1.4)	(1.6)	(1.4)	(0.9)
Tax benefit (provision)	0.7	(0.7)	0.3	(0.4)

Net (loss) income	(1.8)%	0.7%	(0.7)%	0.4%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended September 30, 2003 and 2002

Revenue

Revenue decreased by $1,340, or 9.1%, to $13,430 in the three months ended September 30, 2003 from $14,770 in the three months ended September 30, 2002. Of this decrease, $827 was attributable to the elimination of urgent care services after March 31, 2003 at the Company’s centers in Tennessee, and $920 to non-urgent care revenue at centers no longer under management, primarily in Connecticut where the Company terminated a long-term management contract, effective January 31, 2003. The Company recorded revenue of $25 at a center opened during the quarter

Same center revenue in the Company’s core business of occupational medicine increased $382, or 2.9%, during the quarter ended September 30, 2003, primarily due to a growth in revenue per visit as a result of price increases. New injury initial visits were down only 2.0% compared to the same period in the prior year, having been down 4.5% in the second quarter of 2003. Conversely, prevention services volume was 3.9% below the same period in the prior year, after being 3.1% ahead in the second quarter of 2003.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Operating, General, and Administrative Expenses

Operating expenses decreased $1,055, or 8.2%, to $11,737 in the three months ended September 30, 2003 from $12,792 in the three months ended September 30, 2002. The decrease was primarily due to the reduction in the number of centers under management, principally in Connecticut where a majority of the expenses related to payments to third party providers for services rendered, and the elimination of urgent care services after March 31, 2003. Costs associated with the upgrade of the Company’s practice management system and an increase in professional liability insurance costs partially offset these expense reductions. As a percentage of revenue, operating expenses increased to 87.4% in the three months ended September 30, 2003 from 86.6% in the three months ended September 30, 2002.

General and administrative expenses increased $83, or 6.9%, to $1,285 in the three months ended September 30, 2003 from $1,202 in the three months ended September 30, 2002, primarily due to an increase in regional management expenses. As a percentage of revenue, general and administrative expenses increased to 9.6% in the three months ended September 30, 2003 from 8.1% in the three months September 30, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $141, or 59.7%, to $377 in the three months ended September 30, 2003 from $236 in the three months ended September 30, 2002. The increase was primarily related to depreciation on the Company’s investment in its new practice management system which became operational in certain centers during the second quarter of 2003. As a percentage of revenue, depreciation and amortization expense was 2.8% in the three months ended September 30, 2003 compared to 1.6% in the three months ended September 30, 2002.

Interest Expense

Interest expense increased $66, or 60.6%, to $175 in the three months ended September 30, 2003 from $109 in the three months ended September 30, 2002. The increase was primarily due to the Company’s repurchase of its preferred stock in March 2003. This transaction included payment in cash of $2,700 to the preferred stockholders which was funded through an increase in the Company’s Credit Line and issuance of notes in the principal amount of $2,700, which bear interest at the rate of 8% per annum.

Minority Interest and Contractual Settlements, Net

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In the three months ended September 30, 2003, the minority interest in pre-tax profits of the joint ventures was $(187) compared to $(270) in the three months ended September 30, 2002. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In the three months ended September 30, 2003, the Company recorded $0 contractual settlements compared to $30 in the three months ended September 30, 2002.

Tax (Benefit) Provision

The tax (benefit) provision was $(87) and $96 and the effective tax rates were (26.4)% and 49.0% for the three months ended September 30, 2003 and 2002, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. Based on the financial results for the three months ended September 30, 2003, the Company is now projecting a loss for the year. As a result, the impact of the permanent tax differences

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

on the effective tax rate is not as significant as previously anticipated. The Company had previously projected the effective rate to be 59.0% on income before income taxes and now expects the rate to be (32.7)% benefit on the loss before income taxes. The reported rate of 49.0% for the three months ended September 30, 2002 reflects the tax adjustment necessary to reach the revised expected rate for the year of 45.0%. If the Company were to continue to operate at a loss, it may at some future time determine that it will be unable to utilize its deferred tax assets, primarily net operating loss carryforwards, before they expire. In such an event, it would record a valuation allowance equal to the carrying value of the deferred tax assets.

Nine	Months Ended September 30, 2003 and 2002

Revenue

Revenue decreased by $2,807, or 6.5%, to $40,052 in the nine months ended September 30, 2003 from $42,859 in the nine months ended September 30, 2002. Of this decrease, $2,049 was attributable to lower urgent care revenue. The Company ceased to offer urgent care services after March 31, 2003 at its centers in Tennessee. Non-urgent care revenue during the nine months ended September 30, 2002 at centers not currently under management accounted for $2,133 of the shortfall, of which $1,588 related to seven centers in Connecticut where the Company terminated a long-term management contract, effective January 31, 2003.

Same center revenue in the Company’s core business of occupational medicine increased $1,350, or 3.6%, during the quarter, primarily due to growth in revenue per visit. The Company also recorded revenue of $25 at a center opened during the three months ended September 30, 2003.

Operating, General, and Administrative Expenses

Operating expenses decreased $2,627, or 7.0%, to $34,724 in the nine months ended September 30, 2003 from $37,351 in the nine months ended September 30, 2002. The decrease was primarily due to the reduction in the number of centers under management, principally in Connecticut where a majority of the expenses related to payments to third party providers for services rendered, and the elimination of urgent care services after March 31, 2003. Costs associated with the upgrade of the Company’s practice management system and an increase in professional liability insurance costs partially offset these expense reductions. As a percentage of revenue, operating expenses decreased to 86.7% in the nine months ended September 30, 2003 from 87.2% in the nine months ended September 30, 2002.

General and administrative expenses decreased $13, or 0.3%, to $3,714 in the nine months ended September 30, 2003 from $3,727 in the nine months ended September 30, 2002 with a decrease in corporate employee-related expenses being offset by an increase in regional management expenses. As a percentage of revenue, general and administrative expenses increased to 9.3% in the nine months ended September 30, 2003 from 8.7% in the nine months ended September 30, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $274, or 37.4%, to $1,006 in the nine months ended September 30, 2003 compared to $732 in the nine months ended September 30, 2002. The increase was primarily related to the commencement of depreciation on the Company’s investment in its new practice management system which became operational in certain centers during the second quarter of 2003. As a percentage of revenue, depreciation and amortization expense increased to 2.5% in the nine months ended September 30, 2003 compared to 1.7% in the nine months ended September 30, 2002.

Minority Interest and Contractual Settlements, Net

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In the

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

nine months ended September 30, 2003, the minority interest in pre-tax profits of the joint ventures was $(602) compared to $(683) in the nine months ended September 30, 2002. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In the nine months ended September 30, 2003, the Company recorded $38 of contractual settlements compared to $284 in the nine months ended September 30, 2002.

Interest Expense

Interest expense increased $137, or 42.7%, to $458 in the nine months ended September 30, 2003 from $321 in the nine months ended September 30, 2002. The increase was primarily due to the Company’s repurchase of its preferred stock in March 2003. This transaction included payment in cash of $2,700 to the preferred stockholders which was funded through an increase in the Company’s Credit Line and issuance of notes in the principal amount of $2,700, which bear interest at the rate of 8% per annum.

Tax (Benefit) Provision

The tax (benefit) provision was $(133) and $156 and the effective tax rates were (32.7)% and 45.1% for the nine months ended September 30, 2003 and 2002, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. Based on the financial results for the three months ended September 30, 2003, the Company is now projecting a loss for the year. As a result, the impact of the permanent tax differences on the effective tax rate is not as significant as previously anticipated. The Company had previously projected the effective tax rate to be 59.0% and now expects the rate to be (32.7)% benefit on the loss before income taxes. If the Company were to continue to operate at a loss, it may at some future time determine that it will be unable to utilize its deferred tax assets, primarily net operating loss carryforwards, before they expire. In such an event, it would record a valuation allowance equal to the carrying value of the deferred tax assets.

Significant Contractual Obligations

The following summarizes the Company’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (1)	$8,613	$7,305	$1,308	$—	$—
Capital lease obligations	1,422	660	755	7	—
Operating leases	11,225	3,366	4,422	2,268	1,169

Total contractual obligations	$21,260	$11,331	$6,485	$2,275	$1,169

(1)	Includes $3,868 drawn down on a revolving line of credit. As of September 30, 2003, the maximum amount available under the lender’s borrowing base formula was $6,657.

Liquidity and Capital Resources

At September 30, 2003, the Company had negative working capital of $2,796, a decrease of $6,845 from December 31, 2002. Of the total decrease in working capital, $5,505 related to the repurchase by the Company of its Series A Convertible Preferred Stock. The Company drew down $2,805 on its revolving credit line in connection with the cash payments due to the preferred stockholders and their advisers and has recognized $2,700 of notes payable issued to the preferred stockholders as a current liability. The Company’s principal sources of liquidity as of September 30, 2003 consisted of (i) cash and cash equivalents aggregating $2,054 and (ii) uncollateralized accounts receivable of $1,840.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Net cash provided by operating activities during the nine months ended September 30, 2003 was $3,449 compared to $1,703 for the nine months ended September 30, 2002. The net increase of $1,746 was primarily due to a positive net change in operating assets and liabilities. Accounts receivable decreased $445 in the current period compared to a decrease of $167 in the same period in the prior year, primarily due to lower revenue resulting from the termination of a management contract in Connecticut and the elimination of urgent care services in Tennessee as of March 31, 2003. Days sales outstanding in accounts receivable, net of allowances, were 63 at both September 30, 2003 and September 30, 2002. Accrued expenses include increases of $440 in general and professional liability insurance reserves and $450 due to third party providers for rehabilitation services.

Net cash used in investing activities for the nine months ended September 30, 2003 was $1,718 compared to $1,444 for the nine months ended September 30, 2002. The Company’s investing activities included fixed asset additions of $626 and $752 for the nine months ended September 30, 2003 and 2002, respectively. Fixed asset additions in both years primarily related to information systems equipment. In the nine months ended September 30, 2003 and 2002, the Company paid cash of $609 and $577, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit, subject to any limitations imposed lenders.

Net cash used in investing activities for the nine months ended September 30, 2003 also included $310 relating to the purchase of five centers in Tennessee previously managed by the Company under a long-term management contract, $150 relating to the purchase of an occupational health practice in Murfreesboro, Tennessee which was merged into an existing Company center, and $23 relating to the purchase of four centers in Connecticut. In the nine months ended September 30, 2002, the Company paid $115, primarily in connection with the purchase of two occupational health centers in New Jersey.

Net cash (used) provided by financing activities was $(1,351) and $342 for the nine months ended September 30, 2003 and 2002, respectively. The Company received net advances under its line of credit of $1,972 and $253 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the cash drawn down was used primarily to fund the initial payment of $2,805 in connection with the repurchase of the Company’s convertible preferred stock. For the nine months ended September 30, 2002, the cash drawn down was used for general corporate purposes. The Company used funds of $591 and $668 in the nine months ended September 30, 2003 and 2002, respectively, to pay long-term debt and capital lease obligations.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reaches a certain minimum amount before requesting a draw down from its lease lines. In the nine months ended September 30, 2003, the Company received cash proceeds of $73 under one of its lease lines, primarily to fund information systems equipment purchases compared to $766 in the nine months ended September 30, 2002.

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

Effective March 18, 2003, the Credit Line’s financial covenants include a quarterly tangible net worth

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.0 to 1.0, and a fixed charge ratio not less than 1.25 to 1.0 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was in compliance with all financial covenants in the third and fourth quarters of 2002 but did not meet its tangible net worth covenant as of March 31, 2003 and was granted a waiver by DVI. As of June 30, 2003, the Company did not meet its tangible net worth and leverage coverage ratios and was granted a waiver.

On August 21, 2003, four days before filing for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource. As of and for the nine months ended September 30, 2003, the Company’s tangible net worth, leverage coverage ratio, and fixed charge ratio were $1,495, 8.54, and 1.07, respectively, which were calculated in accordance with the terms of the agreement with DVI. The Company does not expect it will meet any of the Credit Line’s three financial covenants for the next several quarters. At September 30, 2003, the maximum amount available under the borrowing base formula was $6,657 and the interest rate was 5.00%. The amount outstanding on the Credit Line at September 30, 2003 and 2002 was $3,868 and $2,347, respectively.

The Company is currently negotiating a new three-year asset-based loan agreement with CapitalSource which, the Company believes, will include financial covenant ratios to permit the Company to be in compliance based on current projections. There can be no assurance, however, that the Company will consummate a new long-term agreement with CapitalSource or, in the absence of a new agreement, that CapitalSource will continue to grant waivers under the existing agreement. The failure of the Company either to enter into a new loan agreement or to receive future waivers under the current arrangement could have a material adverse effect on its business.

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At September 30, 2003, the full amount of the Lease Line had been utilized.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company intends to utilize this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At September 30, 2003, the Company had utilized $1,305 of its Somerset Line.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, and accrued dividends thereon, with an aggregate book value of $10,799, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes bear interest at an annual rate of 8% and are payable in three equal principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event of a default, the interest rate will increase to 15% until the default is cured.

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes, acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the Credit Line

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

(or a substitute financing source) and the Somerset Line, together with cash generated from operations, and other sources of funds it anticipates will be available to it will be adequate to meet these projected needs. However, the failure of the Company to obtain substitute financing could have a material adverse effect on its business. The Company recognizes that the level of financial resources available to it is an important competitive factor, and it will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund its expansion efforts.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2003. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a drawdown is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed a sensitivity analysis as of September 30, 2003 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

A report on Form 8-K was furnished on August 21, 2003 to report under Items 7 and 12 a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCUPATIONAL HEALTH + REHABILITATION INC

By:    /s/ JOHN C. GARBARINO

John C. Garbarino

President and Chief Executive Officer

By:    /s/ KEITH G. FREY

Keith G. Frey

Chief Financial Officer

By:    /s/ JANICE M. GOGUEN

Janice M. Goguen

Vice President, Finance and Controller

Date: November 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.