Form 10-K
period 2003-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2004-03-31
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 0-21428

OCCUPATIONAL HEALTH + REHABILITATION INC

(Exact name of registrant as specified in its charter)

Delaware	13-3464527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Derby Street, Suite 36 Hingham, Massachusetts	02043
(Address of principal executive offices)	(Zip Code)

(781) 741-5175

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    YES  ☐    NO  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on June 30, 2003 was $2,165,858 based on the closing price of $1.25 per share. The number of shares outstanding of the registrant’s Common Stock as of March 1, 2004 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

PART I

ITEM 1. BUSINESS

General

Occupational Health + Rehabilitation Inc (the “Company”), a leading occupational healthcare provider, specializes in the prevention, treatment, and management of work-related injuries and illnesses, as well as regulatory compliance services. As of March 1, 2004, the Company operates thirty-six occupational health centers serving over 15,000 employer clients in ten states and also delivers workplace health services at employer locations throughout the United States. The Company’s mission is to provide high quality medical care and extraordinary service, thereby improving the health status of employees, reducing workers’ compensation costs, and assisting employers in their compliance with state and federal regulations governing workplace health and safety. The Company believes it is the leading provider of occupational health services in most of its established markets as a result of its commitment to these core values and competencies.

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

In recent years, the Company has expanded its operations beyond its base in New England into selected major metropolitan markets elsewhere in the United States. In selecting new markets, the Company looks for many factors, including a favorable regulatory environment, attractive reimbursement levels, fragmented competition and a good industrial base. The Company’s strategic plan is to expand its network of service delivery sites throughout the United States, principally through joint ventures and other contractual agreements with hospitals and by development of its workplace health programs. The Company currently has twelve health system affiliations in place.

The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043-4058, and its telephone number is (781) 741-5175.

Industry Overview

Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In a report issued in October 2002, The National Institute for Occupational Safety and Health estimated the cost to business each year of job related injuries to be $171 billion. Liberty Mutual’s 2002 Safety Index, based on 1999 data, estimated the total annual cost, inclusive of lost productivity, overtime, and the cost of replacement workers, to be between $120 billion and $240 billion, of which $40 billion related to the direct cost of workplace injuries, namely payments to injured workers and their medical care providers. The Company estimates that the primary occupational healthcare market (“Primary Occupational Healthcare”) represents $10 billion of the total outlays, of which $6 billion relates to initial treatment of injuries and $4 billion to injury healthcare services, such as prevention and compliance services. Although Primary Occupational Healthcare accounts for only a small portion of these total expenditures, the Company believes it is a critical determinant of other costs. Functioning as the gatekeeper, the occupational medicine physician greatly influences both “down stream” medical costs and when an injured employee returns to work, thereby controlling lost work days.

The increase in workers’ compensation costs nationally in recent years, after a short period of relative stability, has resulted in employers taking a more active role in preventing and managing workplace injuries. This typically includes the establishment of safety committees, an emphasis on ergonomics in the workplace, drug testing, and other efforts to reduce the number of injuries, and the establishment of preferred provider relationships to ensure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated healthcare services to support these programs has been a key factor in the development of the occupational healthcare industry.

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

Strategy

The Company’s mission is to reduce the cost of work-related injuries and illnesses and other healthcare costs for employers and payers and to improve the health status of employees through high-quality care and extraordinary service. The Company’s strategic objectives are to develop a comprehensive national network of occupational healthcare delivery sites and to expand its workplace health services to become a leading occupational health provider in selected regional markets.

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

Subsequent to an acquisition, joint venture or other contractual relationship, new centers are converted to the Company’s practice model through implementation of the OH+R System. New services are added as required to provide the Company’s comprehensive offering. These additional services may be provided by contracting with affiliates of the newly partnered health system or with local practitioners. Workplace health services are often delivered at employer locations within the service area of a center and are a natural extension of center operations. The Company’s direct sales efforts and word-of-mouth recommendations from satisfied clients are the source of workplace health opportunities not proximate to a center.

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

•	Quality Care and Extraordinary Service—For a number of reasons, injured workers often receive less than optimal care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of unnecessary lost work-days, including indemnity, lost production and staff replacement costs. The Company is committed to providing extraordinary service—to patients, to employers and to third parties. From proactive communications with all parties to custom services addressing an employer’s specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

•	Outcome Tracking and Reporting—The OH+R System is focused on achieving successful outcomes and cost-effectively returning injured workers to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers to the job faster and for costs substantially lower than the national averages and, typically, those of other local occupational health providers.

•	Low Cost Provider—The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it is continuously working to further reduce the cost of providing care by streamlining patient processing procedures thereby increasing the productivity of clinicians. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

•	Provider Relations—The Company believes there is intense competition for occupational health providers who are interested in community-based practice. Consequently, it has implemented strategies to attract, recruit, and retain high quality providers who share the Company’s goals and culture. These strategies include proactive efforts to involve providers in the development of clinical protocols and policies through regular provider meetings and electronic communication, provider involvement in the operation of each center, and varieties of practice to suit individual providers’ interests. The Company uses physician assistants and nurse practitioners as integral parts of the clinical team.

•	“Best Practices” Ethic—Core to the Company’s operating strategy is the belief that “best practices” in all aspects of occupational healthcare (clinical protocols and procedures, operations protocols, sales systems, service ethics, outcomes measurement, information systems, new site integration, and training and orientation systems) can be continuously improved. The Company constantly pursues enhancement of best practices in all aspects of its business.

Services

The Company’s services address the diverse healthcare needs and challenges faced by employers in the workplace. Specializing in the prevention, treatment and management of work-related injuries and illnesses, the Company is able to meet the needs of single site, regional multi-site or national employers and payers in the regions it serves. The Company’s services are delivered in a variety of venues including the Company’s full service centers, in the workplace, and through contractual arrangements with providers or hospitals affiliated with its health system partners.

The Company, in conjunction with its health system partners, provides an integrated system of care. The Company’s full service centers provide primary occupational health services while its health system partners offer after-hours care, specialist services, and diagnostic testing. The integrated system provides a seamless continuum of services to employees and employers. The Company’s occupational health centers are typically staffed with multi-disciplinary teams, including physicians, physician assistants, nurse practitioners, and physical and occupational therapists, as well as a manager, a client relations director, a care coordinator, and support personnel.

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

Specific prevention and compliance services include:

•	Physical Examinations

•	Preplacement

•	Executive

•	Department of Transportation (DOT)

•	Annual

•	Medical Monitoring/Surveillance

•	Screenings

•	Drug and Alcohol Testing

•	Substance Abuse Program Development and Management

•	Hazardous Substances Screening/Testing

•	Pulmonary Function Tests

•	Audiograms

•	Job Specific Work Skills Screens

•	Safety Programs

•	Ergonomics Consultations

•	Health Promotion

•	Immunizations

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

When an individual has not been treated within the Company’s system of care, specialty evaluations may be used to bring a case to closure and/or to create return to work programs for both work-related and non-work-related cases. The Company’s occupational medicine physicians and therapists bring a unique set of skills and experiences to these evaluations, including in-depth understanding of the workplace and of the laws and regulations governing work assignments. Referrals for these services typically come from employers, insurers, or lawyers.

Treatment/management services include:

•	Work-related Injury Treatment

•	Physical and Occupational Therapy

•	Specialist Referrals

•	Care Coordination

•	Specialty Evaluations

•	Independent Medical Examinations

•	Disability Examinations

•	Fitness-for-Duty and Return-to-Work Examinations

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

Outcomes Measurement and Tracking

The Company has significant experience with data management and outcomes tracking and has created a sophisticated reporting tool that enables employers and third-party payers to track all costs and utilization of services received within the Company’s network of care. In addition, the system measures the Company’s return-to-work performance by measuring lost and modified work days per case. The Company believes that its multi-disciplinary clinical teams have consistently outperformed others by returning injured employees to work more quickly and at lower cost, while maintaining high patient satisfaction. The Company also believes its ability and willingness to measure and be accountable for its performance to employers and third-party payers significantly differentiates it from its competitors.

Sales and Marketing

The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. The latter parties strongly influence (and in many instances direct) an injured worker’s choice of provider, while employers select providers for prevention and compliance services.

Through a sales planning and forecasting process, the Company analyzes markets and allocates and consistently monitors resources to ensure maximum results. Client Relations Directors (“CRDs”), typically located at each Company center, are responsible for client retention and new client prospecting activities. The personal sales efforts of each CRD are supported by direct mail, selective advertising, and public relations programs focused on reinforcing the Company’s position as a leader in occupational health. The successful establishment of partnership relationships with clients is a key ingredient to the Company’s success. During the sales process, the CRD routinely engages the expertise of the local provider team to enhance these efforts.

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

Expansion Plan

The Company’s objective is to develop regional occupational healthcare systems in selected areas of the United States with full-service occupational health centers, workplace health sites, and a variety of network providers, typically affiliated with the Company’s health system partners. Forming ventures, alliances and other contractual relationships with hospitals, health systems, and providers in markets in which it operates is a key strategy for the Company. The Company’s management team, comprised primarily of seasoned healthcare executives, is experienced in corporate development as well as the integration and operation of the resulting acquisitions, ventures and alliances. In addition, the OH+R System, with its documented protocols covering all aspects of occupational health services delivery, facilitates effective assimilation of new operations. The Company believes that occupational health providers, like all other segments of the healthcare industry, have been subjected to the pressure of managed care and other cost containment efforts from employers and payers. These pressures and the expected continuance of regulatory complexities in the workers’ compensation and health and safety systems have caused a growing need, in the Company’s opinion, for physicians and hospitals with occupational health programs to seek affiliations with larger, professionally managed organizations, such as the Company, that specialize in occupational healthcare. However, because of the many factors involved in building such a network, there can be no assurance that the Company will be successful in meeting its expansion goals.

Health System Joint Ventures, Affiliations, and Network Service Agreements

The Company’s intended principal method of expansion is by entering into joint ventures, affiliations, service agreements, or other contractual arrangements with health systems to develop and operate comprehensive occupational health programs based upon networks of delivery sites, including full-service centers, satellite locations and/or contract providers. There are about 3,200 hospital-owned occupational health programs in the United States. Approximately half of these programs are affiliated with one of the 270 multi-hospital health systems that offer occupational health services while the rest are operated by non-health system affiliated hospitals.

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

Acquisitions, Strategic Alliances, and Selective Start-ups

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

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut, in exchange for transfer of title to the Company of ERN’s four occupational health centers in Connecticut which the Company had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25,000 for its share of the network’s assets. There will be a final settlement between the parties after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date. It is estimated that settlement will occur in June 2004.

In 2002, the Company recognized revenue of $2,286,000 for the seven occupational health centers owned by HMG which it no longer manages. Because a significant portion of the revenue was paid to third party providers for services rendered to the Company’s patients, the loss of revenue did not have a material impact on its operating profit.

On April 1, 2003, the Company purchased an occupational health practice in Murfreesboro, TN and consolidated the operations into its existing center. The Company recognized $493,000 in goodwill and other intangible assets on the transaction.

Effective April 30, 2003, the Company terminated its long-term management contract with a hospital system in Nashville, TN and concurrently purchased five centers which it had previously managed for a total consideration of $1,700,000, payable in cash of $300,000 at closing, and $400,000, $500,000, and $500,000 on October 1, 2003, 2004, and 2005, respectively. In connection with the purchase, the seller forgave the loan payable balance of $1,200,000 (before discount) due under the long-term management contract. Accordingly, the Company offset against the purchase price the net deferred credit previously recorded on the management contract which amounted to $550,000. This deferred credit represented the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The net of the aforementioned items resulted in the recognition of $98,000 in fixed assets and $35,000 in goodwill and other intangible assets and had no impact on the Company’s statement of operations.

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

1999 Restructuring Plan

During the fourth quarter of 1999, the Company initiated measures designed to enhance its overall financial strength and success. These measures principally included the closure of Company centers that were either outside of the Company’s core occupational health focus or were not capable of achieving significant profitability due to specific market factors. In December 1999, the Company’s South Boston, Massachusetts occupational health and sports medicine center was closed and during the first quarter of 2000 its Wellesley Hills, Massachusetts occupational health and sports conditioning center and its Essex Junction, Vermont primary care location were closed. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various positions within the Company. The plan resulted in restructuring and other charges of $2,262,000. At December 31, 2003, the Company had no further obligations under the restructuring plan, having made its final lease payment in connection with one of its closed centers in October 2003.

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

Concentra, Inc. is the nation’s largest company providing occupational healthcare followed by U.S. HealthWorks, Inc. which in 2000 acquired the occupational health centers operated by HEALTHSOUTH Corporation, a large national provider of rehabilitation services which also offered occupational health services in certain locations. The Company is in direct competition with these companies in approximately half the markets in which it operates. While the Company believes it can compete effectively with these companies on the basis of quality and service, there can be no assurance that these competitors will not establish similar services to those offered by the Company in all its markets. These companies are larger than the Company and have greater financial resources.

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

Federal regulations aimed at standardizing the format in which certain types of healthcare information is exchanged electronically and establishing standards for the security and privacy of protected healthcare information have been issued pursuant to the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Further regulations under HIPAA, as well as modifications to and interpretations of existing regulations, are expected. Compliance with these regulations became effective beginning April 14, 2003 and at various dates thereafter for Covered Entities (as defined). Based principally upon the composition of its business on that date, most notably the elimination of its urgent care services in March 2003, and because it does not engage in Covered Transactions (as defined) through electronic means, the Company has determined that it does not currently fall directly under the purview of HIPAA. However, the Company recognizes that a number of the standards established by HIPAA represent “best practices” for its own business and it intends to phase in those procedures over time in addition to maintaining its compliance with state privacy laws applicable to its business. The Company may also be expected to comply with some limited HIPAA standards under future contracts with healthcare providers and insurers. Moreover, there can be no assurance that the Company will not be required at some future time to comply fully with HIPAA in which event the Company may be called upon to devote substantial management effort and expenditures to achieving such compliance.

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

Other changes in the healthcare environment may result from an Internal Revenue Service ruling and recent cases related to whole-hospital joint ventures with tax-exempt organizations. The Company currently does not believe that this specific ruling will be extended to joint ventures concerning ancillary services such as occupational health for tax-exempt hospitals; however, if so extended, the Company’s structure for joint ventures with tax-exempt hospitals may differ from the Company’s typical model so as not to jeopardize the tax-exempt status of these hospitals.

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

Background

The Company was incorporated in Delaware in 1988. On June 6, 1996, Occupational Health + Rehabilitation Inc (“OH+R”) merged with and into (the “Merger”) Telor Opthalmic Pharmaceuticals, Inc. (“Telor”). Pursuant to the terms of the Merger, Telor was the surviving corporation. Concurrent with the Merger, Telor’s name was changed to Occupational Health + Rehabilitation Inc, and the business of the surviving corporation was changed to the business of OH+R. The Merger was accounted for as a “reverse acquisition” whereby OH+R was deemed to have acquired Telor for financial reporting purposes.

Economic Conditions

The Company’s success is influenced by a number of economic factors, principally employment levels and the rate of change thereof, and the general level of business activity. Adverse changes in these economic conditions may negatively affect the Company’s growth and profitability.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hires, and inclement weather. These activities also cause a decrease in drug and alcohol tests, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels.

Employees

As of March 1, 2004, the Company employed 524 individuals on a full and part-time basis. The total clinical professionals contracted or associated with the Company as of March 1, 2004 were 260, including physicians, physician assistants, nurse practitioners, nurses, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company’s employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company’s objective to develop a network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company’s actual results are locating and identifying suitable partnership candidates; the ability to consummate operating agreements on favorable terms; the success of such ventures, if completed; the costs and delays inherent in managing growth; the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services; the availability of sufficient financing; the attractiveness of the Company’s capital stock to finance its ventures; strategies pursued by competitors; the restrictions imposed by government regulation; changes in the industry resulting from changes in workers’ compensation laws and regulations and in the healthcare environment generally; and other risks described in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the OTC Bulletin Board. The Company trades under the symbol OHRI. The following table sets forth the high and low bid quotations for the Company’s Common Stock as reported by the OTC Bulletin Board during the periods shown below.

	High	Low
Quarter ended March 31, 2002	$3.050	$1.950
Quarter ended June 30, 2002	3.000	1.650
Quarter ended September 30, 2002	2.050	1.200
Quarter ended December 31, 2002	1.650	0.950
Quarter ended March 31, 2003	1.600	1.300
Quarter ended June 30, 2003	1.850	0.730
Quarter ended September 30, 2003	1.350	1.225
Quarter ended December 31, 2003	1.900	1.250

The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 2004, the Company’s Common Stock was held by 72 stockholders of record and approximately 500 beneficial stockholders whose shares were held in “street” name.

The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends will be at the discretion of the board of directors of the Company and will depend, among other things, upon the Company’s earnings, capital requirements, and financial condition. The Company is subject to a covenant with one of its lenders that prohibits the payment of dividends.

The transfer agent and registrar for the Company’s Common Stock is American Stock Transfer & Trust Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,228,576	$2.08	147,761
Equity compensation plans not approved by security holders	—	—	—

Total	1,228,576	$2.08	147,761

(1)	Includes the Company’s 1993, 1996, and 1998 Stock Plans. The 1998 Stock Plan, as approved by the Company’s stockholders, reserved 150,000 shares of the Company’s Common Stock for the granting of non-qualified stock options, incentive stock options, and stock appreciation rights. The Company’s board of directors has subsequently approved, without stockholder approval, the reservation of an additional 770,000 shares of the Company’s Common Stock under the 1998 Stock Plan for the granting of non-qualified stock options and stock appreciation rights.
(2)	Each of the Company’s Stock Plans expires ten years from inception, after which no new options may be granted from them. Since the expiration of the 1993 Stock Plan in February 2003, options to purchase 49,028 shares under the 1993 Stock Plan have been forfeited by former employees and are no longer available for re-issuance.

On March 24, 2003, the Company paid a cash amount of $2,699,740 and issued 1,608,247 shares of its Common Stock, and promissory notes in the aggregate principal amount of $2,699,740 to repurchase 1,416,667 shares of its Series A Convertible Preferred Stock, from certain venture capital funds and other accredited investors (the “Sellers”) in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below with respect to the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000, and 1999 are derived from financial statements not included herein. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$53,538	$56,949	$57,017	$43,683	$32,148
Expenses:
Operating	46,309	49,803	48,476	36,376	26,924
General and administrative	4,697	4,883	5,096	4,824	3,708
Depreciation and amortization	1,405	1,012	1,265	1,134	1,062
Restructuring	—	—	—	—	2,262

	52,411	55,698	54,837	42,334	33,956

Income (loss) from operations	1,127	1,251	2,180	1,349	(1,808)

Nonoperating income (losses):
Interest income	8	26	45	36	51
Interest expense	(650)	(423)	(507)	(535)	(244)
Minority interest and contractual settlements, net	(815)	(496)	(329)	105	(590)
Recovery (write-off) of note receivable	—	—	—	248	(292)

(Loss) income before income taxes	(330)	358	1,389	1,203	(2,883)
Tax (benefit) provision	(99)	215	(2,695)	34	—

Net (loss) income	$(231)	$143	$4,084	$1,169	$(2,883)

Net (loss) income available to common shareholders - basic	$(377)	$(537)	$3,390	$473	$(3,011)

Weighted average common shares outstanding - basic	2,726,806	1,479,864	1,479,591	1,479,510	1,479,450

Net (loss) income per common share	$(0.14)	$(0.36)	$2.29	$0.32	$(2.04)

Net (loss) income available to common shareholders - assuming dilution	$(377)	$(537)	$3,402	$485	$(3,011)

Weighted average common shares outstanding - assuming dilution	2,726,806	1,479,864	3,161,331	2,935,745	1,479,450

Net (loss) income per common share - assuming dilution	$(0.14)	$(0.36)	$1.08	$0.17	$(2.04)

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$(3,132)	$4,049	$4,453	$1,935	$2,803
Total assets	24,099	24,397	24,198	22,148	17,160
Long-term debt, less current portion	1,705	1,982	1,229	1,614	2,906
Redeemable convertible preferred stock	—	10,653	9,973	9,279	8,583
Stockholders’ equity (deficit)	5,814	896	1,433	(1,957)	(2,430)

QUARTERLY RESULTS (UNAUDITED)

Set forth below is certain summary information with respect to the Company’s operations for the last eight fiscal quarters.

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$13,472	$13,150	$13,430	$13,486
Income from operations	440	137	31	519
Net income (loss)	68	(100)	(242)	43
Net (loss) income per common share - basic and diluted	$(0.05)	$(0.03)	$(0.08)	$0.02

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$13,708	$14,381	$14,770	$14,090
Income from operations	193	316	540	202
Net income (loss)	5	85	100	(47)
Net loss per common share - basic and diluted	$(0.11)	$(0.06)	$(0.05)	$(0.14)

The Company’s quarterly results of operations are not necessarily indicative of results for any future period.

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

The Company derives its revenue from three principal sources: treatment of work-related injuries, including the provision of rehabilitation services necessary to speed the patient’s post-injury recovery, injury prevention and regulatory compliance services such as pre-placement physical examinations and drug and alcohol tests, and workplace health services where the Company provides on-site delivery of its services for work-related injuries, generally to regional locations of major corporations. Medical treatment of injuries and the associated rehabilitation services account for nearly two-thirds of the Company’s revenue, prevention and compliance services about 25%, and workplace health about 10%. The Company operates 36 centers, 27 of which are in the northeast of the United States, five in Tennessee, and four in Missouri. It manages workplace health contracts not only at sites close to its centers but also in many other areas of the country.

The level of economic activity in the regions of the country in which the Company’s centers are located impacts its profitability. Certain classifications of employment have higher injury rates than other classifications. For instance, manufacturing, transportation, healthcare delivery, and construction tend to have high injury rates and therefore high utilization of the types of services offered by the Company. Consequently, changes in the employment levels in these market sectors impact the volume of business available to the Company. The Company also provides more services when employment levels rise. The stronger the employment market, the greater the demand for pre-placement examinations and drug and alcohol tests. Higher levels of economic activity also result in more work-related injuries requiring treatment. In the past three years, when employment levels have been soft and economic growth modest, the Company has focused on increasing its market share in a still very fragmented industry through aggressive marketing, offering high levels of service to its clients, and maintaining a tight control on its costs.

In many states in which the Company operates, the prices it charges for its injury treatment of work-related injuries are determined by state specific fee schedules established by state agencies pursuant to the workers’ compensation programs in that state. Such fee schedules are reviewed by the regulatory bodies from time to time, but changes in the rates tend to lag the increase in the cost of delivering medical services. Moreover, reimbursement rates vary widely from state to state. In those states not governed by a fee schedule, the Company charges the usual and customary rates which are based on the average fees paid by workers’ compensation insurers and accepted by healthcare providers. The Company uses the services of third party consultants to assist it in keeping abreast of the frequently complex and often changing workers’ compensation fee schedules and the appropriate usual and customary fees.

Accounts receivable is the Company’s largest single asset on the balance sheet. The Company closely monitors its days sales outstanding, a measure computed by dividing its average revenue per day into its current accounts receivable balance. By reducing its days sales outstanding, the Company can increase its cash inflow and use the additional funds to pay down its short-term debt or for general corporate purposes. Over the past three years, the Company has reduced its days sales outstanding by 12 days from 72 in 2001 to 60 in 2003.

The Company’s major focus is building its revenue base. Once a center has covered its fixed costs, which account on average for approximately 53% of its revenue and consist primarily of employee-related expenses and rent and occupancy charges, each additional dollar of revenue generates a high variable profit margin. A new injury visit, for example, generates about $600 in net revenue through follow up visits and referrals to rehabilitation treatment.

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

Critical Accounting Policies

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from third-party payers, employers, and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

Provision for Doubtful Accounts

Accounts receivable consist primarily of amounts due from third-party payers (principally, managed care companies and commercial insurance companies), employers, and others, including private individuals.

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

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its employed physicians on a claims-made basis. At December 31, 2003, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. The Company intends to renew its existing policies and is not aware of any reason it will not be able to do so. Nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

Impairment of Property and Equipment, Goodwill, and Intangible Assets

The Company reviews the carrying value of its property and equipment, goodwill, and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers various factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results, and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the years ended December 31, 2003 and 2002, the Company did not recognize any adjustments to the carrying value of its property and equipment, goodwill, and intangible assets.

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

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, Accounting for Stock Based Compensation. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

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

(b) Modified prospective method. Recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 2004.

(c) Retroactive restatement method. Restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 2004.

The Company has a stock option program. SFAS 123 encourages entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value method defined in SFAS 123 had been applied.

The Company has elected to follow APB 25, and SFAS 148 has no impact on the Company’s financial statements. Consequently, no compensation cost related to the stock option program is reflected in net income since all options under this program had an exercise price equal to the market value of the underlying common stock on the date of grant.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. The adoption of FIN 46 during 2003 did not have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149 which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective July 1, 2003. Adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

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

	Years Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Operating expenses	(86.5)	(87.5)	(85.0)
General and administrative expenses	(8.8)	(8.6)	(8.9)
Depreciation and amortization expense	(2.6)	(1.8)	(2.2)
Interest income	0.0	0.0	0.1
Interest expense	(1.2)	(0.7)	(0.9)
Minority interest and contractual settlements, net	(1.5)	(0.9)	(0.6)
Tax benefit (provision)	0.2	(0.3)	4.7

Net (loss) income	(0.4)%	0.2%	7.2%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Years Ended December 31, 2003 and 2002

Revenue

Total net revenue in 2003 decreased by $3,411, or 6.0%, to $53,538 from $56,949 in 2002. The decrease in revenue is attributable primarily to measures implemented by management to eliminate unprofitable operations or lines of business, partially offset by increases in revenue at centers open for more than one year. Revenue decreased by $6,002 as compared to 2002 due to actions taken by the Company in early 2003 to eliminate unprofitable or low margin businesses. The termination of management contracts in Connecticut in January 2003 resulted in the elimination of $2,423 of revenue compared to 2002, and the reorganization of the Company’s operations in Tennessee, including the closure of two centers and the cessation of urgent care services, reduced revenue by an additional $3,579.

Revenue at centers in operation for comparable periods in both years increased by $2,453, or 4.9%, primarily due to a growth in revenue per visit as a result of price increases. Same center new injury initial visits were down 1.5% for the year but were ahead of last year during the second half of 2003, reflecting both the capture of market share by the Company and the positive effects of a slowly recovering economy. Prevention services in 2003 were flat. Additional revenue of $138 in 2003 was primarily attributable to a new center start-up late in the year.

Operating, General and Administrative Expenses

Operating expenses decreased $3,494, or 7.0%, to $46,309 in 2003 from $49,803 in 2002. The decrease was primarily due to the reduction in the number of centers under management, principally in Connecticut where a majority of the costs related to payments to third party providers for services rendered to the Company’s patients, and the elimination of urgent care services in Tennessee after March 31, 2003. These cost reductions were partially offset by consulting fees tied to the increase in revenue resulting from implementation of recommended improvements to the Company’s billing practices, increases in professional and general liability insurance premiums, and costs relating to an upgrade to the Company’s practice management system. As a percentage of revenue, operating expenses decreased to 86.5% in 2003 from 87.5% in 2002.

General and administrative expenses decreased $186, or 3.8%, to $4,697 in 2003 from $4,883 in 2002, with a decrease in corporate employee-related costs being partially offset by an increase in regional management expenses. As a percentage of revenue, general and administrative expenses increased to 8.8% in 2003 from 8.6% in 2002.

Depreciation and Amortization

Depreciation and amortization expense increased 38.9% to $1,405 in 2003 from $1,012 in 2002. Depreciation expense increased to $1,336 in 2003 from $961 in 2002, primarily due to continued investment in information services-related equipment. Amortization expense increased to $69 in 2003 from $51 in 2002, primarily due to the amortization of non-compete agreements with sellers of businesses acquired by the Company in 2003. As a percentage of revenue, depreciation and amortization expense increased to 2.6% in 2003 from 1.8% in 2002.

Interest Expense

Interest expense increased to $650 in 2003 from $423 in 2002. The increase was attributable to the Company’s repurchase of its preferred stock in March 2003 in connection with which it increased its borrowings under its line of credit by $2,805 in order to pay $2,700 in cash to its preferred stockholders as well as the legal costs associated with the transaction, and issued $2,700 of 8% subordinated promissory notes. As a percentage of total revenue, interest expense increased to 1.2% in 2003 from 0.7% in 2002.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2003, the minority interest in pre-tax profits of subsidiaries decreased to $(853) from $(891) in 2002, reflecting a reduction in the aggregate profits of the joint venture operations as compared to the prior year. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In 2003, the Company recorded receipt of $38 of funded operating losses and contractual settlements compared to $395 in 2002.

Tax (Benefit) Provision

There was a net tax benefit of $(99) in 2003 compared to a tax provision of $215 in 2002 because the Company reported a net loss for the year ended December 31, 2003. The effective tax rate for 2003 was (30.2%). The tax provision for 2002 includes $52 relating to an adjustment to the previously provided deferred tax benefit, and to state income taxes. These charges resulted in an increase in the Company’s effective tax rate in 2002 to 60.1% from the normalized rate of 45.5%. If the Company were to continue to operate at a loss, it may at some future time determine that it will be unable to utilize its deferred tax assets, primarily net operating loss carryforwards, before they expire. In such an event, it would record a valuation allowance equal to the carrying value of the deferred tax assets.

Years Ended December 31, 2002 and 2001

Revenue

Revenue in 2002 decreased by $68, or 0.1%, to $56,949 from $57,017 in 2001. A decrease in revenue of $1,948, or 3.4%, at centers in operation for comparable periods in both years was offset by revenue of $2,245 generated by centers opened during 2002. Revenue in 2001 included $365 from non-core businesses which were closed during 2001. The decrease in same center revenue in 2002 was primarily due to the general economic recession which had an especially negative effect on urgent care services. Revenue for urgent care services, which were offered only at the Company’s centers in Tennessee, decreased by $1,038, or 22.1%, versus the prior year. Because of the declining revenue, a high incidence of bad debts, and other economic reasons, the Company ceased offering urgent care services in Tennessee after March 31, 2003.

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

Operating, General and Administrative Expenses

Operating expenses increased $1,327, or 2.7%, to $49,803 in 2002 from $48,476 in 2001. Same center operating expenses decreased $842 despite an increase of $444 in information services-related costs. To counter the downturn in its business as result of the weak economy, the Company reduced expenses in all facets of its operations including employee costs where same center costs decreased about 4% despite significant increases in the cost of employee benefits. As a percentage of revenue, operating expenses increased to 87.5% in 2002 from 85.0% in 2001, primarily due to expected early stage losses at centers acquired in 2002 and an increase in rehabilitation services provided by subcontractors.

General and administrative expenses decreased $213, or 4.2%, to $4,883 in 2002 from $5,096 in 2001, primarily due to the elimination of a number of management positions as part of the company-wide program to reduce expenses. Because of the payment of severance costs, the full benefit of these actions was not realized until 2003. As a percentage of revenue, general and administrative expenses decreased to 8.6% in 2002 from 8.9% in 2001.

Depreciation and Amortization

Depreciation and amortization expense decreased 20.0% to $1,012 in 2002 from $1,265 in 2001. Depreciation expense increased to $961 in 2002 from $911 in 2001, primarily due to continued investment in information services equipment. Amortization expense decreased to $51 in 2002 from $354 in 2001 because the Company adopted SFAS 142 on January 1, 2002 and no longer amortizes its goodwill. As a percentage of revenue, depreciation and amortization expense fell to 1.8% in 2002 from 2.2% in 2001.

Interest Expense

Interest expense decreased to $423 in 2002 from $507 in 2001. The decrease was due primarily to lower interest rates. As a percentage of total revenue, interest expense decreased to 0.7% in 2002 from 0.9% in 2001.

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

Tax Provision (Benefit)

There was a tax provision of $215 in 2002 compared to a net tax benefit of $(2,695) in 2001. The tax provision for 2002 includes $52 relating to an adjustment to the previously provided deferred tax benefit, and to state income taxes. These charges resulted in an increase in the Company’s effective tax rate to 60.1% from the normalized rate of 45.5%. At December 31, 2001, the Company, having determined that its operating results and forecasted future income supported an assertion that ultimate realization of its net deferred tax assets was more likely than not, fully released the valuation allowance which had in prior years offset such deferred tax assets, and recorded a deferred tax benefit of $2,768. The Company also recorded tax expense of $73 in 2001, primarily relating to state income taxes.

Off Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements.

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations(1)	$9,313	$8,462	$851	$—	$—
Capital lease obligations	1,636	782	819	34	1
Operating lease obligations	14,106	3,636	5,460	3,457	1,553
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$25,055	$12,880	$7,130	$3,491	$1,554

(1)	As of December 31, 2003, the amount available under the lender’s borrowing base formula was $6,260, of which $4,957 was drawn down. See Note 4 in the consolidated notes to the financial statements.

Liquidity and Capital Resources

At December 31, 2003, the Company had negative working capital of $3,132 compared to positive working capital of $4,049 in 2002 and $4,453 in 2001. Of the total decrease in working capital, $5,672 related to the repurchase by the Company of its Series A Convertible Preferred Stock (the “Preferred Stock”). The Company increased its borrowings under its line of credit by $2,805 in order to pay $2,700 in cash to the preferred stockholders and $105 of legal costs associated with the transaction. It has also recognized as a current liability $2,867 of notes payable, inclusive of accrued interest, issued to the preferred stockholders. The Company’s principal sources of liquidity at December 31, 2003 consisted of (i) cash and cash equivalents aggregating $1,744 and (ii) uncollateralized accounts receivable of $1,769.

Net cash provided by operating activities in 2003 was $2,959 compared to $2,606 in 2002 and $3,957 in 2001. The increase of $353 in 2003 compared to 2002 was due to a positive net change in operating assets and liabilities of $759 which was partially offset by a decrease in profitability of $406, after adjusting for non-cash charges. The decrease of $1,351 in net cash provided by operating activities in 2002 compared to 2001 was primarily due to a decrease in profitability, after adjusting for non-cash charges.

Accounts receivable decreased to $8,771 in 2003 from $9,736 in 2002 and $11,211 in 2001. The reduction in accounts receivable in each of the last two years is attributable in part to the decrease in the Company’s revenue over the period resulting from the reduction in the number of centers under management and the elimination of urgent care services, and in part from the administrative efficiencies gained from centralizing the Company’s billing procedures, a process which began in late 2001. Days sales outstanding at December 31, 2003, 2002 and 2001 were 60, 62, and 72, respectively.

Prepaid expenses and other assets decreased $28 in 2003 as compared to 2002. In 2002, prepaid and other assets increased $390 from 2001, primarily due to the prepayment of one month’s estimated employee medical costs to the Company’s new medical insurance administrator. Prepaid expenses and other assets decreased $535 in 2001 from 2000, primarily due to final settlement in 2001 of amounts owed the Company by a hospital system partner responsible for funding first year working capital deficiencies and by a client under a managed care contract which expired in mid year.

Accounts payable and accrued expenses decreased $44 in 2003 to $5,906 from $5,950 in 2002. Amounts due to third-party providers decreased $768, primarily due to the termination of a long-term management contract in Connecticut and conversion to on-site rehabilitation services upon the purchase of five centers in Tennessee. Effective January 1, 2003, the Company reduced the amount of earned but unused vacation time an employee may carry over to the following year, resulting in a decrease of $242 in the accrued vacation liability. Accounts payable increased $348 due to normal variances in the payment cycle. An increase of $293 in accrued professional fees related primarily to consulting fees tied to the increase in revenue resulting from implementation of recommended improvements to the Company’s billing practices. Accrued interest expense increased $180, primarily relating to the notes issued in connection with the repurchase of the Preferred Stock in March 2003. The professional liability accrual increased $163, primarily to recognize the actuarially determined liability for future payments for claims that have been reported and claims that have occurred but have not been reported.

Accounts payable and accrued expenses decreased $806 in 2002 from $6,756 in 2001, primarily due to prompter settlement of both medical claims by the Company’s new employee medical insurance administrator and amounts due to certain third-party providers who provide medical services to the Company’s patients, and to a smaller employee incentive pay liability.

Net cash used in investing activities was $1,160, $1,006, and $161 in 2003, 2002, and 2001, respectively. The Company’s investing activities included fixed asset additions of $678, $891, and $993 in 2003, 2002, and 2001, respectively, primarily related to information services equipment.

In 2003, net cash used in investing activities included $482, primarily relating to the purchase of an occupational health practice in Murfreesboro, Tennessee with an initial cash outlay of $150, and the purchase of five centers in Nashville, Tennessee previously managed by the Company with an initial cash outlay of $300.

In 2002, net cash used in investing activities included $115, primarily relating to the purchase of two occupational health centers in New Jersey. In 2001, investing activities included the purchase of a physician business with a cash outlay of $77 and payments of $211 relating to earnouts in connection with previously acquired businesses.

In 2001 net cash used in investing activities also included receipt by the Company of $872 under an agreement with a hospital system to manage its ambulatory care centers where the system provided working capital necessary to fund the working capital deficiencies (as defined) during the first twelve months of operations.

Net cash used by financing activities was $1,729, $1,533, and $3,632 in 2003, 2002, and 2001, respectively. In 2003, the Company increased its borrowings, after repayments, under its line of credit by $3,061, primarily in connection with the repurchase of its Preferred Stock in March 2003. In 2002 and 2001, the Company paid down $198 and $2,153, net of advances, respectively, under its line of credit. The pay down in 2001 was primarily due to the strong operating performance that year and the net receipt of $872 to fund the working capital deficiencies described in the preceding paragraph.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In 2003, 2002 and 2001, cash proceeds of $139, $766 and $398, respectively, were received under its lease lines, primarily to fund information services equipment. The Company used funds of $1,181, $1,205, and $1,072 in 2003, 2002, and 2001, respectively, for the payment of long-term debt and capital lease obligations.

During the twelve months ended December 31, 2003, 2002, and 2001, the Company paid cash of $845, $886, and $773, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of the cash accumulated by the joint ventures which it can then utilize for general corporate purposes. The Company expects to continue to make future distributions when the cash balances in the joint ventures permit.

Capital Stock

In 2003, net cash used by financing activities included $2,805 in connection with the Company’s repurchase on March 24, 2003 of all of its outstanding Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. The Company incurred $105 of legal expenses in connection with this transaction. The Notes bear interest at 8% and are payable in three equal principal installments, together with interest accrued thereon, 12, 15, and 18 months after the date of issuance. In the event a principal payment is not made when due, the interest rate on the past due principal and interest amount will increase to 15% until the default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders without the express approval of CapitalSource.

On March 24, 2004, the Company paid $450 of the $900 principal amount due on its Notes together with accrued interest thereon of $36. Beginning March 24, 2004, the unpaid principal and interest is $2,286. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed to waive such default through March 31, 2005 and agreed not to pursue any remedies related to the failure to make a full installment payment on the Notes. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the full principal amount of $2,700 by December 31, 2004. However, if cash is needed for operations the Company will continue to defer payments on the Notes.

Until the repurchase by the Company of its Preferred Stock, holders of the Preferred Stock constituting a majority of the then outstanding shares of the Preferred Stock, by giving notice to the Company, could have required the Company to redeem all of the outstanding shares of the Preferred Stock at $6.00 per share plus an amount equal to all dividends accrued or declared but unpaid thereon, payable in four equal annual installments. If the Company had not completed the repurchase of the Preferred Stock on March 24, 2003, and the preferred stockholders had, instead, put their shares for redemption on that date, the Company would have been obligated to pay the preferred stockholders $2,700, $2,870, $3,040, and $3,210 on April 24, 2003, 2004, 2005, and 2006, respectively. Under the agreement to repurchase its Preferred Stock, the Company paid $2,700 in cash and is obligated to pay $2,970, including interest at 8%, in 2004.

On December 17, 2003, the Company retired 100,502 shares of common stock being held as treasury stock, with the effect that such shares resumed the status of authorized but unissued shares of common stock of the Company.

Secured Credit Facility

On December 15, 2000, the Company entered into an agreement with DVI Business Credit Corporation (“DVI”), an asset-based lender, for a revolving line of credit (the “DVI Credit Line”) of up to $7,250. The DVI Credit Line was collateralized by present and future assets of certain operations of the Company. The borrowing base consisted of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.5% of the unused portion of the DVI Credit Line and certain additional fees. The interest rate under the Credit Line was the prime rate plus 1%.

Effective March 18, 2003, the financial covenants under the DVI Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with one of its financial covenants for the three months ended June 2002, nor with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in each instance.

On August 21, 2003, shortly before filing for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.6% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1%, subject to a floor of 4% on the prime rate.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through December 31, 2003. As of and for the trailing five months ended December 31, 2003, the Company’s fixed charge ratio was 1.29 and its minimum liquidity $2,469.

The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed to waive such default through March 31, 2005 and agreed not to pursue any remedies related to the failure to make a full installment payment on the Notes.

Based on its projections, the Company expects to be in compliance during 2004 with its covenants under the CapitalSource Credit Line, as amended by the waiver granted on March 30, 2004. However, there can be no assurance that the Company will meet its projections and, if it does not, it may not be in compliance with its covenants in the future.

Lease Lines

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate was based upon the 31 month Treasury Note (“T-Note”) plus a spread and fluctuated with any change in the T-Note rate up until the time of payment commencement for each draw down. At December 31, 2003, the Company had utilized all of its Lease Line.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors were based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company has utilized this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At December 31, 2003, the Company had utilized all of its Somerset Line.

In December 2003, the Company entered into an agreement for secured equipment lease financing of approximately $330 with GE Healthcare Financial Services, Inc. Borrowings under the facility are repayable over 60 months. The interest rate is to be set at 4.80 percentage points above the yield on 5 Year Interest Rate Swaps on the payment commencement date for each draw down. At December 31, 2003, the 5 Year Interest Rate Swap was 3.61% and the Company had not drawn down on the lease line.

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes, and for acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the CapitalSource Credit Line together with cash generated from operations and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs. However, the Company recognizes that the level of financial resources available to it is an important competitive factor and it will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and its needs suggest, since additional resources may be necessary to fund its expansion efforts.

Inflation

The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Further, inflation is not expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hires, and inclement weather. These activities also cause a decrease in drug and alcohol tests, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels.

Professional Liability Insurance Risk

The Company maintains professional liability insurance coverage both on the Company as an entity and in the name of its employed physicians, as well as an umbrella policy to supplement that coverage. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. For its policy year commencing March 1, 2003, the cost to the Company for its professional liability and umbrella insurance approximately doubled to $669 from $343 in the prior policy year, despite the Company assuming more of the risk itself. The cost for the policy year commencing March 1, 2004, with similar coverage to 2003, will be $772, a 15.4% increase over the prior policy year. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates and changes in those schedules generally lag the increase in medical-related costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2003. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit loan is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a draw down is effected. As a result, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. The Company performed a sensitivity analysis as of December 31, 2003 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The auditors’ reports, consolidated financial statements and financial statement schedule that are listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule on page 45 hereof are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 1, 2004, the executive officers and directors of the Company were:

Name	Age	Position with the Company

John C. Garbarino	51	President, Chief Executive Officer and Director

Lynne M. Rosen	42	Chief Operating Officer

H. Nicholas Kirby	55	Senior Vice President, Sales and Development

Keith G. Frey	64	Chief Financial Officer and Secretary

William B. Patterson, MD, MPH.	55	Chief Medical Officer, Chair-Medical Policy Board

Edward L. Cahill	50	Director

Kevin J. Dougherty	57	Director

Angus M. Duthie	64	Director

Steven W. Garfinkle	46	Director

Donald W. Hughes	53	Director

Frank H. Leone	59	Director

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

H. Nicholas Kirby was appointed Senior Vice President, Sales and Development in September 2003. Prior to that he served as Senior Vice President, Corporate Development from January 1998 and as Vice President, Corporate Development from June 1996. From August 1994 to June 1996, he was the Company’s Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. (“LINK”) from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine.

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

William B. Patterson, MD, MPH, FACOEM was appointed Chief Medical Officer in January 2003. He has also served as Chair of the Company’s Medical Policy Board since September 1998. He served as Medical Director of the Company’s Massachusetts operations from August 1997 when New England Health Center, a company of which he was the founder and president was acquired by the Company, until June, 2000. Dr. Patterson is board certified in both internal medicine and occupational/environmental medicine. He has served as President of the New England College of Occupational and Environmental Medicine and is on its Board of Directors. Dr. Patterson is as an assistant professor at the Boston University School of Public Health. He has a teaching appointment at the Harvard School of Public Health and has been a consultant to many large corporations and government agencies in occupational and environmental medicine.

Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a Managing Partner of HLM Venture Partners, a venture capital firm specializing in health care companies. He was a founding partner of Camden Partners (aka “Cahill, Warnock”), a private equity firm. Prior to founding Camden Partners in July 1995, Mr. Cahill had been a Managing Director at Alex Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm’s Health Care Investment Banking Group. Mr. Cahill is also a director of Guava Technologies, Johns Hopkins Medicine and several private companies.

Kevin J. Dougherty served as a director of OH+R from July 1993 and has been a director of the Company since the Merger. Mr. Dougherty is currently a General Partner of The Venture Capital Fund of New England, a venture capital firm he joined in April 1986, and a director of several private companies. Previously, he participated in the venture capital industry as Vice President of 3i Capital Corporation from 1985 to 1986, and as Vice President of Massachusetts Capital Resource Company from 1981 to 1985. Prior to that, Mr. Dougherty served as a commercial banker at Bankers Trust Company and the First National Bank of Boston.

Angus M. Duthie served as a director of OH+R from June 1992 and has been a director of the Company since the Merger. Mr. Duthie is currently a General Partner of Prince Ventures, L.P., a venture capital firm he co-founded in 1978, and a director of several private companies. Mr. Duthie has over 30 years of experience involving portfolio management.

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

The directors are elected to three-year terms or until their successors have been duly elected and qualified. The terms of Kevin J. Dougherty and Frank H. Leone expire at the 2004 Annual Meeting of Stockholders. The terms of Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle expire in 2005. The terms of Edward L. Cahill and Donald W. Hughes expire in 2006.

Pursuant to the terms of a Stockholders’ Agreement (the “Stockholders’ Agreement”) dated as of November 6, 1996, by and among the Company and certain of the Company’s stockholders, Angus M. Duthie was elected a director in 1999 as the designee of the Telor Principal Stockholders, as defined in the Stockholders’ Agreement. The Stockholders’ Agreement was amended on May 24, 2001 in connection with the distribution by Prince Venture Partners III, L.P. to its partners of the shares of Common Stock held by it, for the purpose of terminating the right of the Telor Principal Stockholders to designate a director, and releasing them from their obligations under the Stockholders’ Agreement arising from their status as Telor Principal Stockholders. Under the Stockholders’ Agreement as amended and restated on March 24, 2003 in connection with the Company’s repurchase of its Preferred Stock, certain of the Company’s stockholders have agreed to vote all of their shares of Common Stock to elect certain nominees to the Company’s board of directors. The Stockholders’ Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders’ Agreement (presently, Kevin J. Dougherty); (c) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); (d) a person designated by the Chief Executive Officer (presently, Angus M. Duthie); and (e) two persons unaffiliated with the management of the Company (the “Independent Directors”) and mutually agreeable to all of the other directors (presently, Steven W. Garfinkle and Frank H. Leone).

Executive officers serve at the discretion of the Company’s Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Other Key Officers

As of March 1, 2004, other key contributing officers of the Company were:

Name	Age	Position with the Company
Mark S. Flieger	47	Senior Vice President, Information Services

Janice M. Goguen	40	Vice President, Finance and Controller

Patti E. Walkover	49	Vice President, Reimbursement and Contracting

Mary E. Kenney	55	Vice President, Northeast Operations

Thomas J. Ward	48	Vice President, Operations

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

Audit Committee Financial Expert

The board of directors of the Company has determined that the chair of the audit committee, Donald W. Hughes, has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Hughes may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Company’s securities were so listed (which they are not), since Mr. Hughes is a general partner of a stockholder of the Company that owns in excess of 10% of the Company’s common stock.

Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Hughes’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Hughes any duties, obligations or liability that are greater than are generally imposed on him as a member of the audit committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Code of Ethics

The Company has a code of conduct applicable to all employees, including all officers and its independent directors who are not employees of the company, with respect to their Company-related activities. Among other directives, this code of conduct contains guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of the Company’s code of conduct may be obtained without charge by an oral or written request to the Company’s chief financial officer at the Company’s principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires the Company’s executive officers, as defined for the purposes of Section 16(a) of the Act, and directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Except for the late filing of Forms 4 with respect to the grant of stock options in December 2003 to Edward L Cahill, Kevin J. Dougherty, Angus M. Duthie, Keith G. Frey, Steven W. Garfinkle, Donald W. Hughes, Frank H. Leone, and William B. Patterson, and based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2003, all such reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain information regarding the compensation paid by the Company to the Company’s Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 in 2003 (together the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation Awards	All other Compensation (1)
Securities Underlying Options (#)
		Salary	Bonus
John C. Garbarino President and Chief Executive Officer	2003 2002 2001	$226,646 230,000 215,000	$	— 10,000 10,500	26,200 100,000 25,000	$13,483 13,037 12,684
Lynne M. Rosen Chief Operating Officer (2)	2003 2002 2001	182,685 185,000 165,000		— 10,000 10,000	— 39,500 20,000	4,461 3,786 2,290
William B. Patterson, MD, MPH (3)(4) Chief Medical Officer, Chair-Medical Policy Board	2003 2002 2001	182,685 185,000 146,250		— 10,000 7,500	5,000 10,000 16,500	9,650 8,515 2,553
H. Nicholas Kirby Senior Vice President, Sales and Development	2003 2002 2001	158,262 160,000 150,000		— 10,000 5,000	— 10,000 3,000	4,224 4,473 4,154
Keith G. Frey Chief Financial Officer and Secretary	2003 2002 2001	158,262 160,000 140,000		— 10,000 10,000	15,000 20,000 20,000	9,746 9,741 9,758

(1)	Consists of the Company’s matching contributions under its 401(k) plan, car allowances, and group life and disability insurance premiums.
(2)	Chief Operating Officer since October 1, 2001; Senior Vice President, Operations from March 1999.
(3)	Dr. Patterson was appointed an executive officer of the Company in December 2001.
(4)	During 2001, the Company also paid Dr. Patterson $178,520 as final payments due him in connection with the sale of his business to the Company in 1997. This amount was comprised of an additional purchase price payment of $111,645 based on the performance of his former business during the twelve months ended July 31, 2001, a principal payment of $62,500 under a subordinated note, and accrued interest thereon of $4,375.

Option Grants

The following table sets forth information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in 2003	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
					5%	10%
John C. Garbarino	26,200	29.5%	$1.45	01/02/13	$23,892	$60,546

Lynne M. Rosen	—	—	—	—	—	—

William B. Patterson, MD, MPH	5,000	5.6	1.45	12/17/13	4,559	11,555

H. Nicholas Kirby	—	—	—	—	—	—

Keith G. Frey	15,000	16.9	1.45	12/17/13	13,678	34,664

(1)	Options granted vest ratably over 4 years on each of the first four anniversary dates of the grant date.
(2)	The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company’s Common Stock.

Option Exercises and Year-End Values

The following table sets forth information concerning option holdings as of December 31, 2003 with respect to the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options at FY-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Garbarino	—	$—	148,319	141,200	$2,500	$7,500

Lynne M. Rosen	—	—	69,455	52,125	988	2,963

William B. Patterson, MD, MPH.	—	—	39,500	28,000	250	750

H. Nicholas Kirby	—	—	50,120	12,500	250	750

Keith G. Frey	—	—	45,000	50,000	500	1,500

(1)	Based on the fair market value of the Company’s common stock as of December 31, 2003 of $1.30 minus the exercise price of options.

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

Director Compensation

Except for the Independent Directors, the Company’s directors do not receive any cash compensation for service on the Company’s board of directors or any committee thereof, but all directors are reimbursed for expenses actually incurred in connection with attending meetings of the Company’s board of directors and any committee thereof. In 2003, each of the Independent Directors received $2,000 for each meeting of the Company’s board of directors he attended.

Upon election to the Company’s board of directors, each Independent Director was granted a non-qualified stock option to purchase 20,000 shares of the Company’s Common Stock. In December 2003, each Independent Director was granted a non-qualified stock option to purchase 5,000 shares of the Company’s Common Stock as compensation for services rendered in 2003. Except for the Independent Directors, the Company granted in December 2003 to each director who was not an employee a non-qualified stock option to purchase 2,000 shares of the Company’s Common Stock as compensation for services rendered in 2003. The exercise price of all such option grants was the fair market value of the Company’s Common Stock on the date of grant. All such options vest ratably over four years on each of the first four anniversary dates of the dates of grant and are exercisable for a period of ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 1, 2004 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Executive Officer of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Total Voting Power
Cahill, Warnock Strategic Partners Fund, L.P. (1) (2) One South Street, Suite 2150 Baltimore, MD 21202	770,871	25.0%

Venrock Entities (1) (3) 30 Rockefeller Plaza, Room 5508 New York, NY 10112	269,123	8.7%

FleetBoston Financial Corporation (1) (4) 175 Federal Street, 10th Floor Boston, MA 02110	229,159	7.4%

The Venture Capital Fund of New England III, L.P. (1) (5) 30 Washington Street Wellesley Hills, MA 02481	191,319	6.2%

Asset Management Associates 1989, L.P. (1) (6) 480 Cowper Street, 2nd Floor Palo Alto, CA 94301	184,954	6.0%

Pantheon Global PCC Limited (7) Transamerica Center 600 Montgomery Street, 23rd Floor San Francisco, CA 94111	196,775	6.4%

John C. Garbarino (1) (8) 175 Derby Street, Suite 36 Hingham, MA 02043	246,938	7.4%

Lynne M. Rosen (1) (9)	98,486	3.1%

H. Nicholas Kirby (10)	59,620	1.9%

Keith G. Frey (11)	45,000	1.4%

William B. Patterson, MD, MPH (12)	50,300	1.6%

Edward L. Cahill (13)	25,000	*

Kevin J. Dougherty (14)	25,000	*

Angus M. Duthie (15)	45,680	1.5%

Donald W. Hughes (16)	24,200	*

Steven W. Garfinkle (17)	32,500	1.0%

Frank H. Leone (18)	32,500	1.0%

All directors and executive officers as a group (11 persons) (19)	685,224	18.2%

*	Less than 1%

(1)	Each of the stockholders who is a party to a certain Amended and Restated Stockholders’ Agreement dated as of March 24, 2003, by and among the Company and certain of its stockholders (the “Stockholders’ Agreement”) may be deemed to share voting power with respect to, and therefore may be deemed to beneficially own, all of the shares of the Common Stock subject to the Stockholders’ Agreement. Such stockholders disclaim such beneficial ownership.
(2)	Edward L. Cahill and Donald W. Hughes, directors of the Company, are General Partners of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.
(3)	Consists of 130,861 shares of Common Stock held by Venrock Associates and 138,262 shares of Common Stock held by Venrock Associates II, L.P. Michael C. Brooks, Eric S. Copeland, Anthony B. Evnin, Bryan E. Roberts, Ray A. Rothrock, Anthony Sun, and Michael F. Tyrell are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.
(4)	Consists of 115,636 shares of Common Stock reported as beneficially owned in Schedule 13G/A dated February 14, 2003 as filed with the SEC by FleetBoston Financial Corporation as a holding company on behalf of its subsidiary, BancBoston Ventures Inc., and 113,523 shares of Common Stock held in the name of BancBoston Ventures Inc.
(5)	Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.
(6)	Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share voting and investment power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P. except to the extent of any pecuniary interest therein
(7)	Reported as beneficially owned in Schedule 13G dated July 10, 2000 as filed with the SEC to report shares held by Pantheon Global PCC Limited for its own account for the benefit of its shareholders, Pantheon Global Secondary Fund, L.P., Pantheon Global Secondary Fund, Ltd. and Pantheon International Participations, PLC.
(8)	Includes 174,869 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(9)	Includes 75,705 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(10)	Includes 52,620 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(11)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(12)	Includes 42,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.

(13)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004. Does not include 770,871 shares of Common Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 42,713 shares of Common Stock held by Strategic Associates, L.P. Mr. Cahill is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(14)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 5.
(15)	Includes 25,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(16)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004. Does not include 770,871 shares of Common Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 42,713 shares of Common Stock held by Strategic Associates, L.P. Mr. Hughes is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Hughes disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(17)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(18)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004.
(19)	Includes an aggregate of 554,394 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2004. Does not include an aggregate of 1,039,994 shares of Common Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 5, 13, 14 and 16.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,228,576	$2.08	147,761
Equity compensation plans not approved by security holders	—	—	—

Total	1,228,576	$2.08	147,761

(1)	Includes the Company’s 1993, 1996, and 1998 Stock Plans. The 1998 Stock Plan, as approved by the Company’s stockholders, reserved 150,000 shares of the Company’s Common Stock for the granting of non-qualified stock options, incentive stock options, and stock appreciation rights. The Company’s board of directors has subsequently approved, without stockholder approval, the reservation of an additional 770,000 shares of the Company’s Common Stock under the 1998 Stock Plan for the granting of non-qualified stock options and stock appreciation rights.
(2)	Each of the Company’s Stock Plans expires ten years from inception, after which no new options may be granted from them. Since the expiration of the 1993 Stock Plan in February 2003, options to purchase 49,028 shares under the 1993 Stock Plan have been forfeited by former employees and are no longer available for re-issuance.

ITEM l3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for audit-related services, tax services and all other services rendered by PwC for the years ended December 31, 2003 and 2002.

(in thousands)	2003	2002
Audit fees	$167	$136
Audit-related fees	—	—

Tax fees (1)	57	54
All other fees	—	—

	$224	$190

(1)	Primarily tax compliance services, including U.S. federal and state income tax returns.

All audit related services, tax services and other services were pre-approved by the Company’s audit committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee Charter provides for pre-approval of audit, audit-related and tax services specifically described by the audit committee on an annual basis. In addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Schedules

The auditors’ report, consolidated financial statements and financial statement schedule listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule on page 45 hereof are filed as part of this report, commencing on page 46 hereof.

Schedule II Valuation and Qualifying Accounts

(a)(3) Exhibits

3.01		Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 21, 2003 (Filed as Exhibit 3.01 to Form 10-Q for the quarterly period ended March 31, 2003, File No. 0-21428, and incorporated by reference herein).

3.02		Restated Bylaws, as amended.*

4.01		Form of Common Stock Certificate (Filed as Exhibit 4.01 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

4.02	(a)	Amended and Restated Revolving Credit and Security Agreement dated December 15, 2003 by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC, and CapitalSource Finance LLC (“Lender”).++

4.02	(b)	Amended and Restated Revolving Note by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC, and Lender to pay Lender $7,250,000.++

10.01		Employment Agreement by and between the Company and John C. Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

10.02	(a)	Series A Convertible Preferred Stock Repurchase Agreement among the Company and certain security holders dated as of March 24, 2003.**

(b	)	Amended and Restated Stockholders’ Agreement among the Company and certain security holders dated as of March 24, 2003.**

(c	)	Amended and Restated Registration Rights Agreement among the Company and certain security holders dated as of March 24, 2003.**

(d	)	Promissory Notes dated March 24, 2003 payable to certain security holders.**

(e	)	Subordination Agreement dated March 24, 2003 by and among the Company, certain security holders, and DVI Business Credit Corporation and DVI Financial Services Inc, which has been assigned to Lender.**

10.03	(a)	Lease Agreement dated August 30, 2002 by and between the Company and Somerset Capital Group, Ltd. (“Somerset”) (Filed as Exhibit 10.07(a) to Form 10-Q for the quarterly period ended September 30 2002, File No. 0-21428, and incorporated by reference herein).

(b	)	Letter dated August 29, 2002 to the Company from Somerset (Filed as Exhibit 10.07(a) to Form 10-Q for the quarterly period ended September 30 2002, File No. 0-21428, and incorporated by reference herein).

10.04	1998 Stock Plan (as fully amended).**

21.01	Subsidiaries of the Company.++

23.01	Consent of PricewaterhouseCoopers LLP.++

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++

32.01	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

*	Previously filed as the exhibit stated in Form 10-K for the fiscal year ended December 31, 1996, File No. 0-21428, and incorporated by reference herein.
**	Previously filed as the exhibits stated in Form 10-K for the fiscal year ended December 31, 2002, File No. 0-21428, and incorporated by reference herein.
++	Filed herewith.

The Company agrees to furnish to the SEC a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

(b) Reports on Form 8-K

A report on Form 8-K was filed with the SEC on November 18, 2003 to report under Items 7 and 12 a press release announcing the Company’s financial results for the quarter ended September 30, 2003.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

For the Years Ended December 31, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Occupational Health + Rehabilitation Inc:

In our opinion, the consolidated financial statements listed in the index appearing on page 45 present fairly, in all material respects, the financial position of Occupational Health + Rehabilitation Inc and their subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts March 5, 2004, except for Note 10 as to which the date is March 30, 2004

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(dollar amounts in thousands)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,744	$1,674
Accounts receivable, less allowance for doubtful accounts of $1,082 and $969 in 2003 and 2002, respectively	8,771	9,736
Deferred tax assets	691	654
Prepaid expenses and other assets	812	899

Total current assets	12,018	12,963
Property and equipment, net	3,111	3,169
Goodwill, net	6,687	6,174
Other intangible assets, net	152	92
Deferred tax assets	1,990	1,908
Other assets	141	91

Total assets	$24,099	$24,397

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,073	$755
Accrued expenses	3,016	3,172
Accrued payroll	1,817	2,053
Current portion of long-term debt	8,462	2,332
Current portion of obligations under capital leases	782	580
Restructuring liability	—	22

Total current liabilities	15,150	8,914
Long-term debt, less current maturities	851	942
Obligations under capital leases	854	1,040
Deferred credit	—	530

Total liabilities	16,855	11,426

Commitments and contingencies
Minority interests	1,430	1,422
Redeemable, Series A convertible preferred stock, $.001 par value, no shares authorized, issued or outstanding in 2003; 1,666,667 shares authorized and 1,416,667 shares issued and outstanding in 2002	—	10,653
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized in 2003 and 3,333,333 shares authorized in 2002; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,088,111 and 1,580,366 shares issued in 2003 and 2002, respectively; and 3,088,111 and 1,479,864 shares outstanding in 2003 and 2002, respectively	3	1
Additional paid-in capital	13,037	8,390
Accumulated deficit	(7,226)	(6,995)
Less treasury stock, at cost, 100,502 shares	—	(500)

Total stockholders’ equity	5,814	896

Total liabilities, redeemable stock and stockholders’ equity	$24,099	$24,397

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(dollar amounts in thousands, except per share amounts)

	2003	2002	2001
Revenue	$53,538	$56,949	$57,017
Expenses:
Operating	46,309	49,803	48,476
General and administrative	4,697	4,883	5,096
Depreciation and amortization	1,405	1,012	1,265

	52,411	55,698	54,837

Income from operations	1,127	1,251	2,180
Nonoperating income (losses):
Interest income	8	26	45
Interest expense	(650)	(423)	(507)
Minority interest and contractual settlements, net	(815)	(496)	(329)

(Loss) income before income taxes	(330)	358	1,389
Tax (benefit) provision	(99)	215	(2,695)

Net (loss) income	$(231)	$143	$4,084

Net (loss) income per common share - basic	$(0.14)	$(0.36)	$2.29

Net (loss) income per common share - assuming dilution	$(0.14)	$(0.36)	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND REDEEMABLE STOCK

For the Years Ended December 31, 2003, 2002 and 2001

(dollar amounts in thousands)

	Redeemable Convertible Preferred Stock Series A	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)
		Shares	Amount			Shares	Amount
Balance at December 31, 2000	$9,279	1,479,510	$1	$9,764	$(11,222)	100,502	$(500)	$(1,957)
Accretion of preferred stock issuance costs	14			(14)				(14)
Exercise of stock options		354		—				—
Accrual of preferred stock dividends	680			(680)				(680)
Net income					4,084			4,084

Balance at December 31, 2001	9,973	1,479,864	1	9,070	(7,138)	100,502	(500)	1,433
Accrual of preferred stock dividends	680			(680)				(680)
Net income					143			143

Balance at December 31, 2002	10,653	1,479,864	1	8,390	(6,995)	100,502	(500)	896
Accrual of preferred stock dividends	146			(146)				(146)
Repurchase of preferred stock	(10,799)	1,608,247	2	5,293				5,295
Retirement of treasury stock				(500)		(100,502)	500	—
Net loss					(231)			(231)

Balance at December 31, 2003	$—	3,088,111	$3	$13,037	$(7,226)	—	$—	$5,814

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(dollar amounts in thousands)

	2003	2002	2001
Operating activities:
Net (loss) income	$(231)	$143	$4,084
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,336	961	911
Amortization	69	51	354
Provision for doubtful accounts	1,008	1,069	715
Minority interest	853	891	699
Imputed interest on non-interest bearing promissory notes payable	91	112	112
Loss on disposal of fixed assets	33	13	19
Deferred tax (benefit) expense	(119)	206	(2,768)
Changes in operating assets and liabilities:
Accounts receivable	(43)	406	(911)
Prepaid expenses and other assets	28	(390)	535
Restructuring liability	(22)	(50)	(145)
Accounts payable and accrued expenses	(44)	(806)	352

Net cash provided by operating activities	2,959	2,606	3,957

Investing activities:
Property and equipment additions	(678)	(891)	(993)
Cash paid for acquisitions and other intangibles, net of cash acquired	(482)	(115)	584
Cash received on note receivable	—	—	248

Net cash used in investing activities	(1,160)	(1,006)	(161)

Financing activities:
Proceeds (repayment) from lines of credit and loans payable	3,061	(198)	(2,153)
Proceeds from lease lines	139	766	398
Payments of long-term debt and capital lease obligations	(1,181)	(1,205)	(1,072)
Payments made for debt issuance costs	(98)	(10)	(32)
Distributions to joint venture partners	(845)	(886)	(773)
Repurchase of preferred stock	(2,805)	—	—

Net cash used by financing activities	(1,729)	(1,533)	(3,632)

Net increase in cash and cash equivalents	70	67	164
Cash and cash equivalents at beginning of year	1,674	1,607	1,443

Cash and cash equivalents at end of year	$1,744	$1,674	$1,607

Noncash items:
Accrual of dividends payable	$146	$680	$680
Repurchase of preferred stock	8,099	—	—
Capital leases, excluding proceeds received from lease lines	539	648	—
Retirement of treasury stock	500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Occupational Health + Rehabilitation Inc (the “Company”), a leading occupational healthcare provider, specializes in the prevention, treatment and management of work related injuries and illnesses as well as regulatory compliance services. The Company develops and operates occupational health centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations (“Physician Practices”) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its joint ventures and partnerships. All of the outstanding voting equity instruments of the Physician Practices are owned by shareholders nominated by the Company. Through employee agreements, the Company restricts transfer of Physician Practice ownership without its consent and can, at any time, require the nominated shareholder to transfer ownership to a Company designee. It is through this structure and through long-term management agreements entered into with the Physician Practices that the Company has an other than temporary controlling financial interest in the Physician Practices.

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

All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Cash and cash equivalents include cash balances of majority-owned joint ventures of $1,358 and $1,398 at December 31, 2003 and 2002, respectively. These funds are utilized only for joint venture purposes unless paid as dividends to the joint venture participants.

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

Goodwill and Other Intangible Assets

The Company has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Had the Company adopted SFAS 142 during 2001, net income for the year ended December 31, 2001 would have been $4,218.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the projected undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2003 or 2002. Other intangible assets include noncompete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years.

Joint Ventures

The Company has entered into joint ventures with health systems for which the Company owns varying percentages but no less than a majority. Accordingly, these joint ventures are consolidated for financial reporting purposes. The minority equity holders’ portions of the equity in the joint ventures are disclosed as an obligation on the balance sheets. The minority equity holders’ portions of the operating results are disclosed in the statements of operations as a nonoperating gain or loss. In connection with certain joint venture agreements, the minority equity holder has agreed to the funding of defined initial operating losses. These amounts are recorded as nonoperating gains in the period losses are incurred.

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

The Company recorded $38 and $395 of funded operating losses and contractual settlements for the years ended December 31, 2003 and 2002, respectively, as nonoperating gains.

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its employed physicians on a claims-made basis. At December 31, 2003, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. The Company intends to renew its existing policies and is not aware of any reason it will not be able to do so. Nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

Stock Compensation Arrangements

The Company has a Stock Option Program. SFAS 123, Accounting for Stock Based Compensation, encourages entities to recognize as expense over the vesting period the fair market value of all stock-based

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value method defined in SFAS 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB 25. Consequently, no compensation cost related to the Stock Option Program is reflected in net income since all options under this program had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Stock Option Program.

	2003	2002
Net loss available to common stockholders, as reported	$(377)	$(537)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(223)	(152)

Pro forma net loss available to common stockholders	$(600)	$(689)

Loss per share:
Basic - as reported	$(0.14)	$(0.36)

- pro forma	$(0.22)	$(0.47)

Assuming dilution - as reported	$(0.14)	$(0.36)

- pro forma	$(0.22)	$(0.47)

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, Accounting for Stock Based Compensation. SFAS 148

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25.

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

(b) Modified prospective method. Recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 2004.

(c) Retroactive restatement method. Restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 2004.

The Company has elected to follow APB 25, and SFAS 148 has no impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. The adoption of FIN 46 during 2003 did not have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS 149 which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective July 1, 2003. Adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax basis of

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

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

Reclassifications

Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform to the 2003 presentation.

2. Joint Ventures, Acquisitions and Contractual Settlements

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut. As consideration for agreeing to the termination, the Company acquired title to the four occupational health centers in Connecticut which it had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25 for its share of the network’s assets. There will be a final settlement between the parties after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date. It is estimated that settlement will occur in June 2004.

In 2002, the Company recognized revenue of $2,286 for the seven occupational health centers owned by HMG which it no longer manages. Because a significant portion of the revenue was paid to third party providers for services rendered to the Company’s patients, the loss of revenue has not had a material impact on the Company’s operating profit.

On April 1, 2003, the Company purchased an occupational health practice in Murfreesboro, TN for a total consideration of $525, payable in cash of $150 at closing, and $125 on each of March 31, 2004, 2005, and 2006, and consolidated the operations into its existing center. The note is non-interest bearing and has been discounted. The Company recognized $493 in goodwill and other intangible assets on the transaction.

Effective April 30, 2003, the Company terminated its long-term management contract with a hospital system in Nashville, TN and concurrently purchased five centers which it had previously managed for a total consideration of $1,700, payable in cash of $300 at closing, and $400, $500, and $500 on October 1, 2003, 2004, and 2005, respectively. The note is non-interest bearing and has been discounted. In connection with the purchase, the seller forgave the loan payable balance of $1,200 (before discount) due under the long-term management contract. Accordingly, the Company offset against the purchase price the net deferred credit previously recorded on the management contract which amounted to $550. This deferred credit represented the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The net of the aforementioned items resulted in the recognition of $98 in fixed assets and $35 in goodwill and other intangible assets and had no impact on the Company’s statement of operations.

In January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased two occupational health clinics located in New Jersey and transferred the hospital system’s occupational health program to these centers. The combined purchase price of these entities was $610, of which $70 was in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. The Company recognized goodwill of $621 on these transactions. Effective July 1, 2002, the Company assumed the 40% ownership interest of its joint venture partner in its Rochester, NY center and recognized $193 in goodwill on the transaction. Effective August 1, 2002, the Company increased its ownership in its joint venture in the St. Louis, MO market to 96% from 80%, and recognized $90 in goodwill on the transaction.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

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

In connection with certain acquisitions, the Company entered into contractual arrangements whereby the selling parties were entitled to receive contingent cash consideration based upon the achievement of certain minimum operating results. Obligations related to these contingencies were reflected as additional goodwill in the periods they became known. At December 31, 2003, there were no contingent obligations outstanding.

The pro forma results of operations as if the 2003 and 2002 acquisitions had occurred at the beginning of the preceding fiscal year are as follows (unaudited):

	2003	2002
Total revenue	$53,652	$57,406
Net (loss) income	(251)	148
Net (loss) per common share - basic	$(0.15)	$(0.36)

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on the assumed dates or of the future results of operations of the combined entities. These results highlight the financial condition of the operations prior to the Company’s influence on the acquired businesses.

3. Property and Equipment

Property and equipment, inclusive of assets under capital leases, consist of the following at December 31, 2003 and 2002:

	2003	2002
Medical equipment	$1,795	$1,520
Furniture and office equipment	4,739	4,212
Leasehold improvements	950	757
Vehicles	13	13

	7,497	6,502
Less accumulated depreciation	(4,386)	(3,333)

	$3,111	$3,169

Depreciation expense was $1,336, $961, and $911 for the years ended December 31, 2003, 2002, and 2001, respectively.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Property and equipment under capital leases consists of the following at December 31, 2003 and 2002:

	2003	2002
Medical equipment	$102	$118
Furniture and office equipment	2,186	1,586
Leasehold improvements	202	202

	2,490	1,906
Less accumulated depreciation	(689)	(218)

	$1,801	$1,688

The Company entered into capital lease obligations of $678, $1,414, and $398 in 2003, 2002, and 2001, respectively.

4. Long-Term Debt, Other Credit Arrangements, and Liquidity

Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002
8% Subordinated promissory notes	$2,700	$—
Promissory notes bearing interest at rates ranging from 0% to 12%, due in periodic installments through September 2005	1,656	1,378
Credit line collateralized by certain accounts receivable	4,957	1,896

	9,313	3,274
Less current portion	8,462	2,332

	$851	$942

The non-interest bearing notes payable over three years to a hospital system and to the sellers of an occupational health practice have both been discounted at 5.25%.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock in exchange for (i) $2,700 in cash at closing, (ii) subordinated debt in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock.

In April 2003, the Company purchased an occupational health practice in Murfreesboro, TN for a total consideration of $525, of which $150 was paid in cash, with the balance due in equal installments over the succeeding three years. At December 31, 2003, the discounted amount payable was $352.

In May 2003, the Company purchased five occupational health clinics located in Tennessee which it had previously managed for a total consideration of $1,700, of which $300 was paid in cash with the balance payable in varying installments through October 2005. At December 31, 2003, the discounted amount payable was $939.

In February 2002, the Company purchased two occupational health clinics located in New Jersey. The purchase price of these clinics was $610, of which $70 was paid in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. At December 31, 2003, the amount payable was $340.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

In June 2000, a joint venture partnership of the Company issued a promissory note for $86 in connection with the construction of leasehold improvements for one of the partnership’s centers. The note is payable in equal installments over 60 months and the interest rate is 12%. At December 31, 2003, the amount payable was $25.

On December 15, 2000, the Company entered into an agreement with DVI Business Credit Corporation (“DVI”), an asset-based lender, for a revolving line of credit (the “DVI Credit Line”) of up to $7,250. The DVI Credit Line was collateralized by present and future assets of certain operations of the Company. The borrowing base consisted of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.5% of the unused portion of the DVI Credit Line and certain additional fees. The interest rate under the Credit Line was the prime rate plus 1%.

Effective March 18, 2003, the financial covenants under the DVI Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with one of its financial covenants for the three months ended June 2002, nor with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in each instance.

On August 21, 2003, shortly before filing for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.6% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1%, subject to a floor of 4% on the prime rate.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through December 31, 2003. As of and for the trailing five months ended December 31, 2003, the Company’s fixed charge ratio was 1.29 and its minimum liquidity $2,469.

Based on its projections, the Company expects to be in compliance during 2004 with its covenants under the CapitalSource Credit Line, as amended by a waiver granted on March 30, 2004. See Liquidity below for further discussion of events of default and associated waivers. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be compliance with its covenants in the future.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

At December 31, 2003, the maximum amount available under the lender’s borrowing base formula was $6,260, of which $4,957 was outstanding.

Aggregate maturities of obligations under long-term debt agreements are as follows:

2004	$8,462
2005	740
2006	111

$9,313

Interest paid in 2003, 2002, and 2001 was $471, $440, and $509, respectively.

Liquidity

Under the terms of its subordinated promissory notes (the “Notes”), the Company is required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004 together with accrued interest thereon. If the Company does not fulfill its contractual payment obligations, the interest rate on the unpaid principal and interest increases to 15% from 8% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders without the express approval of CapitalSource. On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. Beginning March 24, 2004, the unpaid principal and interest is $2,286. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed to waive such default through March 31, 2005 and agreed not to pursue any remedies related to the failure to make a full installment payment on the Notes. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the full principal amount of $2,700 by December 31, 2004. However, if cash is needed for operations the Company will continue to defer payments on the Notes.

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes, and for acquisitions and the formation of joint ventures, working capital requirements, other debt repayments, and purchases of property and equipment. The Company believes that the funds available to it under the Credit Line, together with cash generated from operations and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs.

5. Leases

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $3,987, $3,748, and $3,511 for the years ended December 31, 2003, 2002, and 2001, respectively.

In March 2001, the Company entered into an agreement for an Equipment Facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31 month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At December 31, 2003, the full amount of the Lease Line had been utilized. Interest rates range from 9.9% to 11.0%.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 (the “Secured Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company has utilized this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At December 31, 2003, the full amount of the Secured Line had been utilized. Interest rates range from 3.2% to 9.6%.

In December 2003, the Company entered into an agreement for secured equipment lease financing of approximately $330 with GE Healthcare Financial Services, Inc. Borrowings under the facility are repayable over 60 months. The interest rate is to be set at 4.80 percentage points above the yield on 5 Year Interest Rate Swaps on the payment commencement date for each draw down. At December 31, 2003, the 5 Year Interest Rate Swap was 3.61% and the Company had not drawn down on the lease line.

The Company has also entered into other equipment lease arrangements with various lenders. Interest rates on these leases range from 8.4% to 14.8%.

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

	Capital Leases	Operating Leases
2004	$871	$3,636
2005	715	3,024
2006	150	2,436
2007	21	1,869
2008 and thereafter	17	3,141

Total minimum lease payments	1,774	$14,106

Less: amounts representing interest	138

Present value of net minimum lease payments	$1,636

6. Income Taxes

For the years ended December 31, 2003 and 2002, the provision for income taxes consist of the following:

	2003	2002
Current:
Federal	$—	$(18)
State	20	27

Total current	20	9

Deferred:
Federal	(90)	164
State	(29)	42

Total deferred	(119)	206

Total	$(99)	$215

Income tax paid, net of (refunds), in 2003, 2002, and 2001 was $17, $(2), and $40, respectively.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

In 2003 and 2002, the Company’s effective tax rates of (30.2%) and 60.1%, respectively, differ from the federal statutory tax rate primarily due to state income taxes and the disproportionately greater impact that certain permanent adjustments had on the relatively low level of earnings.

At December 31, 2003 and 2002, the components of the Company’s deferred tax assets and liabilities were:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$2,279	$2,157
Other	651	654

Total deferred tax assets	2,930	2,811

Deferred tax liabilities:
Depreciation and amortization	(249)	(249)

Deferred tax assets, net	$2,681	$2,562

At December 31, 2003, the Company had federal net operating loss carryforwards of $6,264 which begin to expire in 2009. Of this amount, $2,625 is subject to an annual limitation on usage under the change in stock ownership rules of the Internal Revenue Code.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

7. Stockholders’ Equity and Redeemable Preferred Stock

Net Income (Loss) Per Common Share

The Company calculates earnings per share in accordance with SFAS 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts. For purposes of the net income (loss) per share calculation, the income (loss) available to common shareholders has been adjusted for accrued but unpaid dividends on the preferred stock ($146, $680, and $680 in 2003, 2002 and 2001, respectively) and for preferred stock accretion of issuance costs ($0, $0, and $14 in 2003, 2002, and 2001, respectively). For 2003 and 2002, the effect of dilutive options, convertible preferred stock and a convertible note payable is not considered since it would be antidilutive.

	2003	2002	2001
Basic Earnings per Share:
Net (loss) income	$(231)	$143	$4,084
Dividends accrued and accretion on preferred stock redemption value	(146)	(680)	(694)

Net (loss) income available to common shareholders	$(377)	$(537)	$3,390

Total weighted average shares outstanding (000) - basic	2,727	1,480	1,480

Net (loss) income per common share - basic	$(0.14)	$(0.36)	$2.29

	2003	2002	2001
Diluted Earnings per Share:
Net (loss) income	$(231)	$143	$4,084
Dividends accrued and accretion on preferred stock redemption value	(146)	(680)	(694)
Interest expense on convertible subordinated debt	—	—	12

Net (loss) income available to common shareholders	$(377)	$(537)	$3,402

Share data (000)
Total weighted average shares outstanding	2,727	1,480	1,480
Incremental shares from assumed conversion of Series A preferred stock	—	—	1,417
Options	—	—	239
Convertible subordinated debt	—	—	25

Total weighted average shares outstanding – assuming dilution	2,727	1,480	3,161

Net (loss) income available per common share - assuming dilution	$(0.14)	$(0.36)	$1.08

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2003 and 2002, $(0.14) and $(0.36) are both the basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

	2003	2002	2001
Share data (000)
Incremental shares from assumed conversion of Series A preferred stock	—	1,417	—
Stock options	1,229	1,301	856

	1,229	2,718	856

Preferred Stock

At December 31, 2003, 5,000,000 shares of preferred stock, $.001 par value, were authorized and unissued. In 2002, 1,666,667 of such shares were designated as Series A Convertible Preferred Stock (“Series A”). On November 6, 1996, the Company issued 1,416,667 shares of redeemable Series A in a private placement at a purchase price of $6.00 per share. Each share of Series A was convertible, at the option of the holder, into one share of Common Stock, subject to certain adjustments.

On March 24, 2003, the Company repurchased all of its outstanding Series A for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes bear interest at 8% and are payable in three equal principal installments, together with interest accrued thereon, 12, 15, and 18 months after the date of issuance. In the event a principal payment is not made when due, the interest rate on the unpaid principal and interest amount will increase to 15% until the default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders without the express approval of CapitalSource. On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. Beginning March 24, 2004, the unpaid principal and interest is $2,286. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed to waive such default through March 31, 2005 and agreed not to pursue any remedies related to the failure to make a full installment payment on the Notes. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the full principal amount of $2,700 by December 31, 2004. However, if cash is needed for operations the Company will continue to defer payments on the Notes.

Commencing November 6, 1999, dividends became payable on the shares of Series A when and if declared by the Company’s board of directors and thereafter accrued at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At December 31, 2002, $2,153 of dividends were accrued and included in the carrying value of the preferred stock.

Shares Reserved for Future Issuance

At December 31, 2003, the Company has reserved 1,228,576 shares of common stock for future issuance under its Stock Plans.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

8. Benefit Plans

Stock Plans

1998 Stock Plan: In January 1998, the Company’s board of directors adopted the 1998 Stock Plan which provided for the granting of up to 150,000 non-qualified stock options, incentive stock options, and stock appreciation rights to employees, directors, and consultants of the Company. In 2001, 2002, and 2003, the Company’s board of directors increased the number of shares of common stock issuable under the plan by 141,000, 200,000, and 50,000, respectively. At December 31, 2003, 920,000 shares were issuable under the 1998 Stock Plan.

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

1993 Stock Plan: The Company’s 1993 Stock Plan provided for the granting of options to purchase up to 245,000 shares of the Company’s common stock during its ten year term, which elapsed in February 2003. No new options may now be granted from the plan. At December 31, 2003, options to purchase 49,028 shares had been forfeited since the expiration of the plan and are no longer available for re-issuance.

The options in all of the above plans generally become exercisable over a four-year period and generally expire in ten years.

A summary of the activity under the stock plans follows:

	2003	Weighted- Average Exercise Price	2002	Weighted- Average Exercise Price	2001	Weighted- Average Exercise Price
Outstanding, at beginning of year	1,301,631	$2.54	1,095,117	$2.93	975,020	$3.15
Granted	109,700	1.45	308,500	1.29	147,000	2.04
Exercised	—	—	—	—	(354)	1.77
Canceled	(182,755)	4.99	(101,986)	2.91	(26,549)	2.75

Outstanding, at end of year	1,228,576	$2.08	1,301,631	$2.54	1,095,117	$2.93

Related information for options outstanding and exercisable as of December 31, 2003 under the stock plans is as follows:

Range of exercise prices	Options Outstanding	Options Exercisable	Weighted- Average Remaining Life (years)
$ 1.20 - 1.77	546,057	186,732	7.21
2.00 - 2.98	481,150	320,593	7.25
3.00 - 3.75	128,410	125,910	3.95
4.50 - 6.00	72,959	72,959	3.61

	1,228,576	706,194

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Pro Forma Information for Stock-Based Compensation

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to 1996, the date of the Company’s merger, and the Black-Scholes option pricing model for options granted in and subsequent to 1996. The following weighted-average assumptions were used to determine the fair value for 2003, 2002, and 2001, respectively: a risk-free interest rate of 3.5% in 2003, 3.4% in 2002, and 4.6% in 2001; an expected dividend yield of 0% each year; an average volatility factor of the expected market price of the Company’s common stock over the expected life of the options of 1.056 in 2003, 1.219 in 2002, and 0.938 in 2001; and a weighted-average expected life of the options of five to six years.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the related vesting period. Pro forma information is as follows:

	2003	2002	2001
Pro forma net (loss) income	$(600)	$(809)	$2,844
Pro forma net (loss) income per share – basic	$(0.22)	$(0.55)	$1.92

Retirement Plan

The Company has a qualified 401(k) plan for employees meeting certain eligibility requirements. The Company contributes up to 2% of an employee’s cash compensation depending on the employee’s contribution percentage. Company contributions to the 401(k) plan were $290, $294, and $278 during 2003, 2002, and 2001, respectively.

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

The restructuring charges primarily included severance and other expenses related to the terminations, fixed asset disposals and goodwill impairments for centers that were closed, contractual expenses including lease abandonment costs, receivable write-downs related to accounts receivable at centers that were deemed uncollectible, and miscellaneous related charges. The lease abandonment charge included an estimate of sublet income.

During 2001 and 2000, the Company negotiated buyout terms for some or all of the space at certain of the closed centers. At December 31, 2003, the Company had no obligation for future lease payments or other charges relating to the closed centers.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The initial charge recognized at December 31, 1999 and the status of the related accrued liabilities at December 31, 2003 and 2002 are as follows:

	Initial Charge	December 31, 2002		December 31, 2003
Description		Payments	Accruals	Payments	Accruals
Accrued liabilities:
Severance costs	$151	$—	$—	$—	$—
Lease abandonment costs	683	50	22	22	—
Miscellaneous	68	—	—	—	—

	902	$50	$22	$22	$—

Asset impairments:
Fixed asset write-downs and disposals	319
Goodwill impairment	340
Receivable write-down	690
Miscellaneous	11

	$2,262

10. Subsequent Event

As discussed in Note 4, on March 24, 2004, the Company paid $450 of the $900 principal amount due on its Notes together with accrued interest thereon of $36. Under the terms of the Notes, the Company is required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004 together with accrued interest thereon. If the Company does not fulfill its contractual payment obligations, the interest rate on the unpaid principal and interest increases to 15% from 8% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders without the express approval of CapitalSource. Beginning March 24, 2004, the unpaid principal and interest is $2,286. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed to waive such default through March 31, 2005 and agreed not to pursue any remedies related to the failure to make a full installment payment on the Notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Occupational Health + Rehabilitation Inc

December 31, 2003

	Allowance for Doubtful Accounts December 31,
	2003	2002	2001
Beginning balance	$969,300	$1,168,800	$1,255,200
Charged to revenue	1,007,500	1,069,300	714,900
Deductions (1)	(894,800)	(1,268,800)	(801,300)

Ending balance	$1,082,000	$969,300	$1,168,800

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004

Occupational Health + Rehabilitation Inc

By:	/s/ JOHN C. GARBARINO
John C. Garbarino President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. GARBARINO John C. Garbarino	President and Chief Executive Officer (principal executive officer)	March 30, 2004

/s/ KEITH G. FREY Keith G. Frey	Chief Financial Officer and Secretary (principal financial officer)	March 30, 2004

/s/ JANICE M. GOGUEN Janice M. Goguen	Vice President, Finance and Controller (principal accounting officer)	March 30, 2004

/s/ EDWARD L. CAHILL Edward L. Cahill	Director	March 30, 2004

/s/ KEVIN J. DOUGHERTY Kevin J. Dougherty	Director	March 30, 2004

/s/ ANGUS M. DUTHIE Angus M. Duthie	Director	March 30, 2004

/s/ STEVEN W. GARFINKLE Steven W. Garfinkle	Director	March 30, 2004

/s/ DONALD W. HUGHES Donald W. Hughes	Director	March 30, 2004

/s/ FRANK H. LEONE Frank H. Leone	Director	March 30, 2004

EXHIBIT INDEX

Exhibit No.	Description

4.02 (a)	Amended and Restated Revolving Credit and Security Agreement dated December 15, 2003 by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC, and CapitalSource Finance LLC (“Lender”)

4.02 (b)	Amended and Restated Revolving Note by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC, and Lender to pay Lender $7,250,000

21.01	Subsidiaries of the Company

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002