Form 10-Q
period 2004-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2004-05-14
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

☐  YES    ☒  NO

The number of shares outstanding of the registrant’s Common Stock as of May 7, 2004 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,400	$1,744
Accounts receivable, less allowance for doubtful accounts	9,491	8,771
Deferred tax assets	650	691
Prepaid expenses and other assets	596	812

Total current assets	12,137	12,018
Property and equipment, net	2,856	3,111
Goodwill, net	6,687	6,687
Other intangible assets, net	153	152
Deferred tax assets	1,897	1,990
Other assets	139	141

Total assets	$23,869	$24,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,136	$1,073
Accrued expenses	2,879	3,016
Accrued payroll	2,636	1,817
Current portion of long-term debt	7,903	8,462
Current portion of obligations under capital leases	795	782

Total current liabilities	15,349	15,150
Long-term debt, less current maturities	577	851
Obligations under capital leases	740	854

Total liabilities	16,666	16,855

Commitments and contingencies
Minority interests	1,188	1,430
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized in 2004 and 2003; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,088,111 shares issued and outstanding in 2004 and 2003	3	3
Additional paid-in capital	13,037	13,037
Accumulated deficit	(7,025)	(7,226)

Total stockholders’ equity	6,015	5,814

Total liabilities and stockholders’ equity	$23,869	$24,099

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Income

(dollar amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue	$14,105	$13,472

Expenses:
Operating	11,782	11,619
General and administrative	1,204	1,160
Depreciation and amortization	385	253

	13,371	13,032

Income from operations	734	440

Nonoperating income (losses):
Interest income	1	2
Interest expense	(195)	(103)
Minority interest and contractual settlements, net	(200)	(219)

Income before income taxes	340	120
Tax provision	139	52

Net income	$201	$68

Net income (loss) available to common shareholders	$201	$(78)

Per share amounts:
Net income (loss) per common share – basic	$0.07	$(0.05)

Net income (loss) per common share – assuming dilution	$0.06	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income	$201	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372	243
Amortization	13	10
Provision for doubtful accounts	143	232
Minority interest	200	244
Imputed interest on non-interest bearing promissory notes payable	18	28
(Gain) loss on disposal of fixed assets	(3)	3
Changes in operating assets and liabilities:
Accounts receivable	(863)	253
Prepaid expenses and other assets	221	217
Deferred taxes	134	46
Restructuring liability	—	(7)
Accounts payable and accrued expenses	745	451

Net cash provided by operating activities	1,181	1,788
Investing activities:
Property and equipment additions	(24)	(169)
Cash paid for acquisitions and other intangibles	—	(23)

Net cash used by investing activities	(24)	(192)
Financing activities:
(Repayment) proceeds from lines of credit	(376)	1,406
Proceeds from lease lines	—	73
Payments of long-term debt and capital lease obligations	(669)	(210)
Payments made for debt issuance costs	(14)	—
Distributions to joint venture partners	(442)	(319)
Repurchase of preferred stock	—	(2,802)

Net cash used by financing activities	(1,501)	(1,852)
Net decrease in cash and cash equivalents	(344)	(256)
Cash and cash equivalents at beginning of period	1,744	1,674

Cash and cash equivalents at end of period	$1,400	$1,418

Noncash items:
Accrual of dividends payable	$—	$146
Repurchase of preferred stock	—	5,399
Capital lease	93	97

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of March 31, 2004 and results of operations for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

	Three months ended March 31,
(In thousands, except per share data)	2004	2003
Net income, as reported	$201	$68
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58)	(202)

Pro forma net income	$143	$(134)

Earnings per share:
Basic - as reported	$0.07	$(0.05)

- pro forma	$0.05	$(0.08)

Assuming dilution - as reported	$0.06	$(0.05)

- pro forma	$0.04	$(0.08)

3. Other Credit Arrangements

Lines of Credit

On December 15, 2000, the Company entered into an agreement with DVI Business Credit Corporation

Notes to Consolidated Financial Statements (continued)

(“DVI”) for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, DVI extended the term of the Credit Line to March 31, 2004. The facility was collateralized by present and future assets of certain operations of the Company. The borrowing base consisted of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.5% of the unused portion of the Credit Line and certain other fees. The interest rate under the Credit Line was the prime rate plus 1%.

Effective March 18, 2003, the financial covenants under the Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in each instance.

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

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of certain subordinated promissory notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through March 31, 2004. As of and for the trailing six months ended March 31, 2004, the Company’s fixed charge ratio was 1.81 and its minimum liquidity $3,271.

Based on its projections, the Company expects to be in compliance during 2004 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future. See Subordinated Promissory Notes below for discussion of events of default and associated waivers in connection with the CapitalSource Credit Line.

At March 31, 2004, the maximum amount available under the CapitalSource Credit Line borrowing base formula was $6,914, of which $4,581 was outstanding.

Notes to Consolidated Financial Statements (continued)

Subordinated Promissory Notes

Under the terms of its subordinated promissory notes (the “Notes”), the Company is required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon. If the Company does not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increases to 15% from 8% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

On March 24, 2004, the Company paid $450 of the $900 principal amount due, together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

On May 5, 2004, the Company paid an additional $225 of the principal amount of $900 which was due on its Notes as of March 24, 2004, together with accrued interest thereon of $22. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the full principal amount of $2,700 by December 31, 2004. However, if cash is required for operations the Company will continue to defer payments on the Notes. As of May 6, 2004, the Company is accruing interest at 15% per year on $2,190, being the unpaid principal on the Notes as of that date of $2,025 plus $165 of interest accrued thereon at 8% through March 24, 2004. The total amount outstanding on the Notes as of May 6, 2004 was $2,228, of which $203 represented accrued interest.

Liquidity

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available under the CapitalSource Credit Line, together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs.

4. Net Income (Loss) per Common Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings (loss) per share includes such amounts.

Notes to Consolidated Financial Statements (continued)

5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Basic Earnings (Loss) per Share
Net income	$201	$68
Preferred stock dividends accrued	—	(146)

Net income (loss) available to common shareholders	$201	$(78)

Shares
Total weighted average shares outstanding – basic	3,088	1,587

Net income (loss) per common share – basic	$0.07	$(0.05)

Diluted Earnings (Loss) per Share
Net income	$201	$68
Preferred stock dividends accrued	—	(146)

Net income (loss) available to common shareholders	$201	$(78)

Shares
Total weighted average shares outstanding	3,088	1,587
Options	125	—

Total weighted average shares outstanding – assuming dilution	3,213	1,587

Net income (loss) per common share – assuming dilution	$0.06	$(0.05)

The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted earnings (loss) per common share because the effect would have been antidilutive.

	Three months ended March 31,
Share data (000)	2004	2003
Incremental shares from assumed conversion of Series A preferred stock	—	1,322
Options	1,121	1,328

	1,121	2,650

6. Restructuring Charge

During the fourth quarter of 1999, the Company initiated a restructuring plan to close certain centers that were either outside of the Company’s core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. The Company also negotiated buyout terms for some or all of the space at certain of the closed centers and made the final the payment under these arrangements in October 2003. The Company has no further obligations under its restructuring plan.

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

The Company’s operations have been funded primarily through venture capital investments, a merger with Telor Opthalmic Pharmaceuticals, Inc. in 1996, and lines of credit. The Company’s growth has resulted predominantly from the formation of joint ventures, long-term management agreements, acquisitions, and development of businesses principally engaged in occupational healthcare.

The Company derives its revenue from three principal sources: treatment of work-related injuries, including the provision of rehabilitation services necessary to speed the patient’s post-injury recovery, injury prevention and regulatory compliance services such as pre-placement physical examinations and drug and alcohol tests, and workplace health services where the Company provides on-site delivery of its services for work-related injuries, generally to regional locations of major corporations. Medical treatment of injuries and the associated rehabilitation services account for nearly two-thirds of the Company’s revenue, prevention and compliance services about 25%, and workplace health about 10%. The Company operates 36 centers, 27 of which are in the northeast of the United States, five in Tennessee, and four in Missouri. The Company manages workplace health contracts not only at sites close to its centers but also in many other areas of the country.

The level of economic activity in the regions of the country in which the Company’s centers are located impacts its profitability. Certain classifications of employment have higher injury rates than others. For instance, manufacturing, transportation, healthcare delivery, and construction tend to have high injury rates and therefore high utilization of the types of services offered by the Company. Consequently, changes in the employment levels in these market sectors impact the volume of business available to the Company. The Company also provides more services when employment levels rise. The stronger the employment market, the greater the demand for pre-placement examinations and drug and alcohol tests. Higher levels of economic activity also result in more work-related injuries requiring treatment. In the past three years, when employment levels have been soft and economic growth modest, the Company has focused on increasing its market share in a still very fragmented industry through aggressive marketing, offering high levels of service to its clients, and maintaining a tight control on its costs.

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

Accounts receivable is the Company’s largest single asset. The Company closely monitors its days sales outstanding, a measure computed by dividing its average revenue per day into its current accounts receivable balance. By reducing its days sales outstanding, the Company can increase its cash inflow and use the additional funds to pay down its short-term debt or for general corporate purposes.

The Company’s major focus is building its revenue base. Once a center has covered its fixed costs, which account on average for approximately 50% of its revenue and consist primarily of employee-related expenses and rent and occupancy charges, each additional dollar of revenue generates a high variable profit margin. A new injury visit, for example, generates about $600 in net revenue through follow up visits and referrals to rehabilitation treatment.

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

Critical Accounting Policies

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers, and others for services rendered. The Company operates in certain states that regulate the amounts the Company can charge for its services associated with work-related injuries and illnesses.

Provision for Doubtful Accounts

Accounts receivable consist primarily of amounts due from third-party payers (principally, managed care companies and commercial insurance companies), employers, and others, including private-pay patients. Estimated provisions for doubtful accounts are recorded to the extent that it is probable that a portion or all of a particular account receivable will not be collected. The Company estimates the provision for doubtful accounts based on various factors including payer type, historical collection patterns, and the age of the receivable. Changes in estimates for particular accounts receivable are recorded in the period in which the change occurs.

Impairment of Goodwill and Other Intangible Assets

The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the projected undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2003 or March 31, 2004. Other intangible assets include noncompete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years.

Reserves for Employee Health Benefits

The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance which limits the Company’s liability for health insurance payments on both an individual and total group basis. At the end of each quarter, the Company records an accrued expense for estimated health benefit claims incurred but not reported at the end of such period. The Company estimates this

Critical Accounting Policies (continued)

accrual based on various factors including historical experience, industry trends, and recent claims history. This accrual is by necessity based on estimates and is subject to ongoing revision as conditions change and as new data present themselves. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its employed physicians on a claims-made basis. At December 31, 2003, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. At March 31, 2004, the Company reviewed this liability and determined that the amount remained appropriate as of that date. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so. Nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company’s consolidated statements of income bear to revenue. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Expenses:
Operating	(83.5)	(86.2)
General and administrative	(8.6)	(8.6)
Depreciation and amortization	(2.7)	(1.9)
Interest expense	(1.4)	(0.8)
Minority interest and contractual settlements, net	(1.4)	(1.6)
Tax provision	(1.0)	(0.4)

Net income	1.4%	0.5%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended March 31, 2004 and 2003

Revenue

Revenue increased by $633 or 4.7% to $14,105 in the three months ended March 31, 2004 from $13,472 in the three months ended March 31, 2003. Revenue at centers open for comparable periods in both years increased by $1,472, or 11.7%, primarily due to growth in revenue per visit as a result of price increases. A new center start-up in late 2003 generated $65 in additional revenue in the current quarter. Same center new injury initial visits and prevention services showed small decreases during the quarter as compared to the comparable period in the prior year, reflecting continued economic softness in some of the markets served by the Company.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Measures implemented by management during 2003 to eliminate unprofitable operations and lines of business resulted in a reduction in revenue of $904 for the three months ended March 31, 2004 as compared to the same period in the prior year, of which $773 was attributable to the reorganization of the Company’s operations in Tennessee, including the closure of a center and the cessation of urgent care services, and $131 to the termination of management contracts in Connecticut.

Operating, General, and Administrative Expenses

Operating expenses increased $163, or 1.4%, to $11,782 in the three months ended March 31, 2004 from $11,619 in the three months ended March 31, 2003. The principal cost increases were for consulting fees tied to revenue growth resulting from implementation of recommended improvements to the Company’s billing practices, accruals in connection with the Company’s profit-sharing program, and professional liability insurance premiums. These increases were partially offset by the elimination of costs associated with centers no longer under management, primarily in Connecticut. As a percentage of revenue, operating expenses decreased to 83.5% in the three months ended March 31, 2004 from 86.2% in the three months ended March 31, 2003.

General and administrative expenses increased $44, or 3.8%, to $1,204 in the three months ended March 31, 2004 from $1,160 in the three months ended March 31, 2003, with an increase in regional management expenses being partially offset by a reduction in general corporate expenses. As a percentage of revenue, general and administrative expenses were 8.6% in both the three months ended March 31, 2004 and the three months ended March 31, 2003.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $132, or 52.2%, to $385 in the three months ended March 31, 2004 from $253 in the three months ended March 31, 2003. Depreciation expense increased $129 in the current quarter to $372 from $243 in the prior year, primarily due to continued investment in information services-related equipment. As a percentage of revenue, depreciation and amortization expense increased to 2.7% in the three months ended March 31, 2004 from 1.9% in the three months ended March 31, 2003.

Interest Expense

Interest expense increased to $195 in the three months ended March 31, 2004 from $103 in the three months ended March 31, 2003. The increase was attributable primarily to the Company’s repurchase of its preferred stock in March 2003. The Company increased its borrowings under its line of credit by $2,802 in order to pay $2,700 in cash to its preferred stockholders as well as the legal costs associated with the transaction, and issued $2,700 of 8% subordinated promissory notes. As a percentage of revenue, interest expense increased to 1.4% in the three months ended March 31, 2004 from 0.8% in the three months ended March 31, 2003.

The increase in the interest rate to 15% per year on the Notes resulting from the Company’s failure to pay the full amount of the principal due March 24, 2004 did not have a significant effect on interest expense for the three months ended March 31, 2004. However, the Company expects to make principal payments in arrears for most of the rest of 2004 and so will be obligated to accrue interest at 15% per year on the outstanding past due balance. The Company projects that interest expense relating to the Notes will increase by $28 for the three months ending June 30, 2004 as compared to the three months ended March 31, 2004.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In the three months ended March 31, 2004, the minority interest in pre-tax profits of the joint ventures was $200

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

compared to $244 in the three months ended March 31, 2003. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. There were no contractual settlements during the three months ended March 31, 2004 since the Company terminated during 2003 its management contracts with its former partners in Connecticut and Tennessee. In the three months ended March 31, 2003, the Company recorded $25 of funded operating losses.

Tax Provision

The tax provision was $139 and $52 and the effective tax rates 40.9% and 43.0% for the three months ended March 31, 2004 and 2003, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. Based on the financial results for the three months ended March 31, 2004, the Company is projecting a greater profit for 2004 than it did in the prior year for 2003. As a result, the upward impact of the permanent tax differences on the effective tax rate in 2004 is not as significant as it was in 2003.

Off Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements.

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations (1)	$8,480	$7,903	$577	$—	$—
Capital lease obligations	1,535	795	672	68	—
Operating lease obligations	13,193	3,588	5,191	3,106	1,308
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$23,208	$12,286	$6,440	$3,174	$1,308

(1)	As of March 31, 2004, the amount available under the lender’s borrowing base formula was $6,914, of which $4,581 was drawn down.

Liquidity and Capital Resources

At March 31, 2004, the Company had negative working capital of $3,212 compared to negative working capital of $3,132 at December 31, 2003. The Company’s principal sources of liquidity as of March 31, 2004 consisted of (i) cash and cash equivalents aggregating $1,400 and (ii) uncollateralized accounts receivable of $1,875.

Net cash provided by operating activities during the three months ended March 31, 2004 was $1,181 compared to $1,788 for the three months ended March 31, 2003. The reduction in liquidity was attributable primarily to a substantial increase in accounts receivable as a result of strong revenue growth in February and March 2004 partially offset by an improvement in profitability. Days sales outstanding in accounts receivable increased to 64 at March 31, 2004 from 60 at March 31, 2003, also primarily due to the recent growth in revenue.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Net cash used in investing activities for the three months ended March 31, 2004 was $24 compared to $192 for the three months ended March 31, 2003. Fixed asset additions amounted to $24 and $169 for the three months ended March 31, 2004 and 2003, respectively, primarily relating to the purchase of information systems-related equipment. Net cash used in investing activities also included $23 in the three months ended March 31, 2003 relating to the purchase of four centers in Connecticut.

Net cash used by financing activities was $1,501 and $1,852 for the three months ended March 31, 2004 and 2003, respectively. The Company repaid $376, net of advances, under its line of credit for the three months ended March 31, 2004. In the three months ended March 31, 2003, the Company drew down $1,406, net of repayments, under its line of credit, primarily to fund the repurchase of the Company’s convertible preferred stock.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reaches a certain minimum amount before requesting a draw down from its lease lines. In the three months ended March 31, 2003, the Company received cash proceeds of $73 under one of its lease lines, primarily to fund information systems-related equipment purchases.

In the three months ended March 31, 2004 and 2003, the Company used funds of $669 and $210, respectively, to pay long-term debt and capital lease obligations. The Company also paid cash of $442 and $319, respectively, relating to distributions to its joint venture partners. Such distributions to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make future distributions when the cash balances in the joint ventures permit.

Subordinated Promissory Notes

In the three months ended March 31, 2003, net cash used by financing activities included $2,802 in connection with the Company’s repurchase of all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. At March 31, 2003, the Company had incurred $102 of legal expenses in connection with this transaction. The Notes bear interest at 8% per year and are payable in three equal principal installments, together with interest accrued thereon, 12, 15, and 18 months after the date of issuance. In the event a principal payment is not made when due, the interest rate on the unpaid principal and interest increases to 15% per year until the default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

On March 24, 2004, the Company paid $450 of the $900 principal amount due on its Notes, together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

On May 5, 2004, the Company paid an additional $225 of the principal amount of $900 which was due on its Notes as of March 24, 2004, together with accrued interest thereon of $22. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the full principal amount of $2,700 by December 31, 2004. However, if cash is needed for operations the Company will continue to defer payments on the Notes.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

As of May 6, 2004, the Company is accruing interest at 15% per year on $2,190, being the unpaid principal on the Notes as of that date of $2,025 plus $165 of interest accrued thereon at 8% through March 24, 2004. The total amount outstanding on the Notes as of May 6, 2004 was $2,228, of which $203 represented accrued interest.

Secured Credit Facilities

On December 15, 2000, the Company entered into an agreement with DVI Business Credit Corporation (“DVI”) for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, DVI extended the term of the Credit Line to March 31, 2004. The facility was collateralized by present and future assets of certain operations of the Company. The borrowing base consisted of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.5% of the unused portion of the Credit Line and certain other fees. The interest rate under the Credit Line was the prime rate plus 1%.

Effective March 18, 2003, the financial covenants under the Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in each instance.

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

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through March 31, 2004. As of and for the trailing six months ended March 31, 2004, the Company’s fixed charge ratio was 1.81 and its minimum liquidity $3,271.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Based on its projections, the Company expects to be in compliance during 2004 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future.

Lease Lines

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate is based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement. At March 31, 2004, the Company had utilized all of its Lease Line.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors were based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. At March 31, 2004, the Company had utilized all of its Somerset Line, primarily to fund its equipment needs relating to the upgrade of its practice management system.

In December 2003, the Company entered into an agreement for secured equipment lease financing of approximately $330 with GE Healthcare Financial Services, Inc. (the “GE Lease Line”). Borrowings under the facility are repayable over 60 months. The interest rate is set at 4.80 percentage points above the yield on 5 Year Interest Rate Swap rate on the payment commencement date for each draw down. At March 31, 2004, the 5 Year Interest Rate Swap rate was 3.61%, and the Company had drawn down $159 on the lease line.

Use of Funds

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available under the CapitalSource Credit Line and the GE Lease Line, together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs. However, the Company recognizes that the level of its available financial resources is an important competitive factor and it will consider additional financing sources, including raising additional equity capital, as appropriate.

Inflation

The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, these fluctuations have occurred most noticeably in portions of the first and fourth calendar quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to plant closings, vacations, holidays, a reduction in new employee hires, and inclement weather. These activities also result in a decrease in drug and alcohol tests, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels.

Professional Liability Insurance Risk

The Company maintains professional liability insurance coverage both on the Company as an entity and in the name of its employed physicians, as well as an umbrella policy to supplement that coverage. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. For its policy year commencing March 1, 2003, the cost to the Company for its professional liability and umbrella insurance approximately doubled to $669 from $343 in the prior policy year, despite the Company assuming more of the risk itself. The cost for the policy year commencing March 1, 2004, with similar coverage to 2003, is $772, a 15.4% increase over the prior policy year. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates and changes in those schedules generally lag the increase in medical-related costs.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company’s objective to develop a network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company’s actual results are locating and identifying suitable partnership candidates; the ability to consummate operating agreements on favorable terms; the success of such ventures, if completed; the costs and delays inherent in managing growth; the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services; the availability of sufficient financing; the attractiveness of the Company’s capital stock to finance its ventures; strategies pursued by competitors; the restrictions imposed by government regulation; changes in the industry resulting from changes in workers’ compensation laws and regulations in the healthcare environment generally; and other risks described in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2004. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest Rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a draw down is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed sensitivity analysis as of March 31, 2004 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no significant change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters that are filed as exhibits to this report.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 24, 2003, the Company repurchased of all of its outstanding Series A Convertible Preferred Stock for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. Under the terms of the Notes, the Company is required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon.

On March 24, 2004, the Company paid $450 of the principal amount of $900 which was due on the Notes as of that date, together with accrued interest thereon. On May 5, 2004, the Company paid an additional $225 of the principal amount of $900 which was due on its Notes as of March 24, 2004, together with accrued interest thereon of $22. If the Company does not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increases to 15% from 8% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects. The default under the Notes on March 24, 2004 created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

b. Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended March 31, 2004.

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

Date: May 14, 2004

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