Form 10-Q
period 2004-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2004-08-13
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s Common Stock as of August 13, 2004 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,534	$1,744
Accounts receivable, less allowance for doubtful accounts	9,663	8,771
Deferred tax assets	650	691
Prepaid expenses and other assets	479	812

Total current assets	12,326	12,018
Property and equipment, net	2,714	3,111
Goodwill, net	6,687	6,687
Other intangible assets, net	139	152
Deferred tax assets	1,740	1,990
Other assets	138	141

Total assets	$23,744	$24,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,118	$1,073
Accrued expenses	3,207	3,016
Accrued payroll	2,226	1,817
Current portion of long-term debt	7,463	8,462
Current portion of obligations under capital leases	825	782

Total current liabilities	14,839	15,150
Long-term debt, less current maturities	585	851
Obligations under capital leases	698	854

Total liabilities	16,122	16,855

Commitments and contingencies
Minority interests	1,386	1,430
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized in 2004 and 2003; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,088,111 shares issued and outstanding in 2004 and 2003	3	3
Additional paid-in capital	13,037	13,037
Accumulated deficit	(6,804)	(7,226)

Total stockholders’ equity	6,236	5,814

Total liabilities, minority interests, and stockholders’ equity	$23,744	$24,099

The accompanying notes are an integral part of these consolidated financial statements

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2004	2003
Revenue	$14,395	$13,150

Center operating expenses	12,295	11,835

Center operating profit	2,100	1,315

General and administrative expenses	1,267	1,161
Amortization of intangibles	15	17

Income from operations	818	137

Interest expense, net	(220)	(176)
Minority interest and contractual settlements, net	(215)	(159)

Income (loss) before income taxes	383	(198)
Tax provision (benefit)	162	(98)

Net income (loss)	$221	$(100)

Net income (loss) available to common shareholders	$221	$(100)

Per share amounts:
Net income (loss) per common share – basic	$0.07	$(0.03)

Net income (loss) per common share – assuming dilution	$0.07	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2004	2003
Revenue	$28,500	$26,622

Center operating expenses	24,436	23,682

Center operating profit	4,064	2,940

General and administrative expenses	2,485	2,335
Amortization of intangibles	27	28

Income from operations	1,552	577

Interest expense, net	(414)	(277)
Minority interest and contractual settlements	(415)	(378)

Income (loss) before income taxes	723	(78)
Tax provision (benefit)	301	(46)

Net income (loss)	$422	$(32)

Net income (loss) available to common shareholders	$422	$(178)

Per share amounts:
Net income (loss) per common share – basic	$0.14	$(0.08)

Net income (loss) per common share – assuming dilution	$0.13	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$422	$(32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	749	601
Amortization	27	28
Provision for doubtful accounts	288	439
Minority interest	418	416
Imputed interest on non-interest bearing promissory notes payable	33	53
(Gain) loss on disposal of fixed assets	(2)	4
Changes in operating assets and liabilities:
Accounts receivable	(1,180)	743
Prepaid expenses and other assets	339	149
Deferred taxes	291	(52)
Restructuring liability	—	(13)
Accounts payable and accrued expenses	645	(25)

Net cash provided by operating activities	2,030	2,311

Investing activities:
Property and equipment additions	(157)	(315)
Cash paid for acquisitions and other intangibles	—	(481)

Net cash used by investing activities	(157)	(796)

Financing activities:
(Repayment) proceeds from lines of credit	(183)	2,652
Proceeds from lease lines	84	73
Payments of long-term debt and capital lease obligations	(1,508)	(375)
Payments made for debt issuance costs	(14)	—
Distributions to joint venture partners	(462)	(462)
Repurchase of preferred stock	—	(2,805)

Net cash used by financing activities	(2,083)	(917)

Net (decrease) increase in cash and cash equivalents	(210)	598
Cash and cash equivalents at beginning of period	1,744	1,674

Cash and cash equivalents at end of period	$1,534	$2,272

Noncash items:
Accrual of dividends payable	$—	$146
Repurchase of preferred stock	—	8,099
Capital leases	196	97

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2004 and results of operations for the six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2. Reclassification

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes included the reclassification of depreciation expense to center operating expenses and general and administrative expenses, as applicable.

3. Significant Accounting Policies

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

Notes to Consolidated Financial Statements (continued)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(In thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$221	$(100)	$422	$(178)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(24)	(96)	(80)

Pro forma net income (loss)	$185	$(124)	$326	$(258)

Earnings (loss) per share:
Basic – as reported	$0.07	$(0.03)	$0.14	$(0.08)

- pro forma	$0.06	$(0.04)	$0.11	$(0.11)

Assuming dilution - as reported	$0.07	$(0.03)	$0.13	$(0.08)

- pro forma	$0.06	$(0.04)	$0.10	$(0.11)

4. Credit Arrangements

Lines of Credit

On December 15, 2000, the Company entered into an agreement with DVI Business Credit Corporation (“DVI”) for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, DVI extended the term of the Credit Line to March 31, 2004. The facility was collateralized by present and future assets of certain operations of the Company. The borrowing base consisted of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.50% of the unused portion of the Credit Line and certain other fees. The interest rate under the Credit Line was the prime rate plus 1.00%.

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

On August 21, 2003, shortly before DVI filed for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At June 30, 2004, the interest rate under the CapitalSource Credit Line was 5.00%.

Notes to Consolidated Financial Statements (continued)

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of certain subordinated promissory notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through June 30, 2004. As of and for the trailing six months ended June 30, 2004, the Company’s fixed charge ratio was 2.17 and its minimum liquidity was $3,070.

Based on its projections, the Company expects to be in compliance during 2004 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future. See “Subordinated Promissory Notes” below for discussion of events of default and associated waivers in connection with the CapitalSource Credit Line.

At June 30, 2004, the maximum amount available under the CapitalSource Credit Line borrowing base formula was $6,803, of which $4,774 was outstanding.

Subordinated Promissory Notes

Under the terms of its subordinated promissory notes (the “Notes”), the Company is required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon. If the Company does not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increases to 15.00% from 8.00% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

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

On each of May 5, 2004 and June 18, 2004, the Company paid an additional $225 of principal, being the balance of the amount due on its Notes as of March 24, 2004, together with accrued interest thereon of $22 and $27, respectively. After the payment on June 18, 2004, the Company was no longer in default on the Notes. However, the Company elected not to pay $900 due on the Notes on June 24, 2004 and so reverted to default at which time the Company was obligated to accrue interest at 15.00% on the sum of the outstanding principal and the accrued interest to date.

Notes to Consolidated Financial Statements (continued)

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the remaining principal amount of $1,800 by December 31, 2004. However, if cash is required for operations, the Company will continue to defer payments on the Notes.

The total amount outstanding on the Notes as of August 13, 2004 was $1,816, of which $16 represented accrued interest.

Liquidity

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available under the CapitalSource Credit Line and a lease line with GE Healthcare Financial Services, Inc., together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs.

5. Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities while diluted earnings (loss) per share includes such amounts.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic Earnings (Loss) per Share
Net income (loss)	$221	$(100)	$422	$(32)
Preferred stock dividends accrued	—	—	—	(146)

Net income (loss) available to common stockholders	$221	$(100)	$422	$(178)

Shares
Total weighted average shares outstanding – basic	3,088	3,088	3,088	2,360

Net income (loss) per common share – basic	$0.07	$(0.03)	$0.14	$(0.08)

Diluted Earnings (Loss) per Share
Net income (loss)	$221	$(100)	$422	$(32)
Preferred stock dividends accrued	—	—	—	(146)

Net income (loss) available to common stockholders	$221	$(100)	$422	$(178)

Shares
Total weighted average shares outstanding	3,088	3,088	3,088	2,360
Options	294	—	136	—

Total weighted average shares outstanding – assuming dilution	3,382	3,088	3,224	2,360

Net income (loss) per common share – assuming dilution	$0.07	$(0.03)	$0.13	$(0.08)

The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted earnings (loss) per common share because the effect would have been antidilutive.

	Three months ended June 30,		Six months ended June 30,
Share data (000)	2004	2003	2004	2003
Incremental shares from assumed conversion of Series A preferred stock	—	—	—	642
Options	951	1,315	1,109	1,322

	951	1,315	1,109	1,964

6. Restructuring Charge

During the fourth quarter of 1999, the Company began to implement a restructuring plan to close certain centers that were either outside of the Company’s core occupational health focus or were deemed not capable of achieving significant profitability due to specific market factors. As a result of the restructuring plan and other actions, the Company recorded restructuring and other charges of $2,262 during the fourth quarter of 1999. The restructuring plan also included the streamlining of certain other remaining operations and the elimination or combining of various other personnel positions within the Company. The Company also negotiated buyout terms for some or all of the space at certain of the closed centers and made final payment under these arrangements in October 2003. The Company has no further obligations under its restructuring plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of occupational healthcare services to employers and their employees and specializes in the prevention, treatment, and management of work-related injuries and illnesses as well as regulatory compliance services. The Company develops and operates occupational health centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

The Company’s operations have been funded primarily through venture capital investments, a merger with Telor Opthalmic Pharmaceuticals, Inc. in 1996, and lines of credit. The Company’s growth has resulted predominantly from the formation of joint ventures, long-term management agreements, acquisitions, and development of businesses principally engaged in occupational healthcare.

The Company derives its revenue from three principal sources: treatment of work-related injuries, including the provision of rehabilitation services necessary to speed the patient’s post-injury recovery, injury prevention and regulatory compliance services such as pre-placement physical examinations and drug and alcohol tests, and workplace health services where the Company provides on-site delivery of its services for work-related injuries, generally to regional locations of major corporations. Medical treatment of injuries and the associated rehabilitation services account for nearly two-thirds of the Company’s revenue, prevention and regulatory compliance services about 25%, and workplace health about 10%. The Company operates 35 centers, 26 of which are in the northeast of the United States, five in Tennessee, and four in Missouri. The Company manages workplace health contracts not only at sites close to its centers but also in many other areas of the country.

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

Overview (continued)

Accounts receivable is the Company’s largest single asset. The Company closely monitors its days sales outstanding, a measure computed by dividing its average revenue per day into its current accounts receivable balance. By reducing its days sales outstanding, the Company can increase its cash inflow and use the additional funds to pay down its short-term debt or for general corporate purposes.

The Company’s major focus is building its revenue base. Once a center has covered its fixed costs, which account on average for approximately 50% of its revenue and consist primarily of employee-related expenses and rent and occupancy charges, each additional dollar of revenue generates a high profit margin. A new injury visit, for example, generates about $600 in net revenue through follow up visits and referrals to rehabilitation treatment.

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

Provision for Doubtful Accounts

Accounts receivable consist primarily of amounts due from third-party payers (principally, managed care companies and commercial insurance companies), employers, and others, including private-pay patients. Estimated provisions for doubtful accounts are recorded to the extent that it is probable that a portion or all of a particular account receivable will not be collected. The Company estimates the provision for doubtful accounts based on various factors including payer type, historical collection patterns, and the age of the receivable. Changes in estimates for specific accounts receivable are recorded in the period in which the change occurs.

Impairment of Goodwill and Other Intangible Assets

The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the projected undiscounted cash flows of the entity acquired, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2003 or June 30, 2004. Other intangible assets include non-compete agreements and deferred financing costs which are being amortized using the straight- line method over periods of three to five years.

Reserves for Employee Health Benefits

The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance which limits the Company’s liability for health insurance payments on both an individual and total group basis. At the end of each quarter, the Company records an accrued expense for

Critical Accounting Policies (continued)

estimated health benefit claims incurred but not reported at the end of such period. The Company estimates this accrual based on various factors including historical experience, industry trends, and recent claims history. This accrual is by necessity based on estimates and is subject to ongoing revision as conditions change and as new data present themselves. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its employed physicians on a claims-made basis. At December 31, 2003, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. At June 30, 2004, the Company reviewed this liability and determined that the amount remained appropriate as of that date. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so. Nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance

The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company’s consolidated statements of operations bear to revenue. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Center operating expenses	(85.4)	(90.0)	(85.7)	(88.9)
General and administrative expenses	(8.8)	(8.8)	(8.7)	(8.8)
Amortization of intangibles	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense, net	(1.6)	(1.4)	(1.5)	(1.1)
Minority interest and contractual settlements, net	(1.5)	(1.2)	(1.5)	(1.4)
Tax (provision) benefit	(1.1)	0.7	(1.0)	0.2

Net income (loss)	1.5%	(0.8)%	1.5%	(0.1)%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended June 30, 2004 and 2003

Revenue

Revenue increased by $1,245, or 9.5%, to $14,395 for the three months ended June 30, 2004 from $13,150 for the three months ended June 30, 2003. Revenue at centers open for comparable periods in both years increased by $1,150, or 8.7%, primarily due to growth in revenue per visit as a result of price increases. A new center start-up in late 2003 generated $95 in additional revenue in the current quarter. Compared to the comparable period in the prior year, same center new injury initial visits increased 0.8% and prevention and regulatory compliance services revenue increased 5.6%, reflecting the continuing recovery of the economy. Workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, increased 22.5%, primarily due to new contracts.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Center Operating Expenses

Center operating expenses increased $460, or 3.9%, to $12,295 for the three months ended June 30, 2004 from $11,835 for the three months ended June 30, 2003. The principal cost increases were for consulting fees tied to revenue growth resulting from implementation of recommended improvements to the Company’s billing practices, charges in connection with the Company’s profit-sharing program and other employee-related costs, and expenses incurred for the ongoing rollout of the Company’s upgrade to its practice management system. As a percentage of revenue, operating expenses decreased to 85.4% for the three months ended June 30, 2004 from 90.0% for the three months ended June 30, 2003.

General, and Administrative Expenses

General and administrative expenses increased $106, or 9.1%, to $1,267 for the three months ended June 30, 2004 from $1,161 for the three months ended June 30, 2003, primarily due to an increase in regional management expenses. As a percentage of revenue, general and administrative expenses were 8.8% for both the three months ended June 30, 2004 and the three months ended June 30, 2003.

Interest Expense, net

Interest expense increased by $42 to $221 for the three months ended June 30, 2004 from $179 for the three months ended June 30, 2003. Of the total increase, $24 was attributable to an increase in borrowings on the Company’s line of credit. The Company has drawn down on its credit line primarily in order to make installment payments on its long-term debt. The balance of the increase in interest expense is attributable primarily to an increase in the interest rate on the Company’s Notes to 15.00% from 8.00% because it did not pay the full amount of the principal due March 24, 2004. The Company expects to make principal payments in arrears for the rest of 2004 and therefore it will be obligated to continue to accrue interest at 15.00% per year on the outstanding past due balance. Interest income was $1 and $3 for the three months ended June 30, 2004 and 2003, respectively. As a percentage of revenue, interest expense, net increased to 1.6% for the three months ended June 30, 2004 from 1.4% for the three months ended June 30, 2003.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the three months ended June 30, 2004, the minority interest in pre-tax profits of the joint ventures was $215 compared to $172 for the three months ended June 30, 2003. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. There were no contractual settlements during the three months ended June 30, 2004 since the Company terminated its management contracts with its former partners in Connecticut and Tennessee during 2003. For the three months ended June 30, 2003, the Company recorded $13 of funded operating losses.

Tax Provision (Benefit)

The tax provision (benefit) was $162 and $(98) and the effective tax rates were 42.2% and 49.5% for the three months ended June 30, 2004 and 2003, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

expenses which are not tax deductible. Based on its financial results for the six months ended June 30, 2004, the Company is projecting a greater profit for 2004 than it did in the prior year for 2003. As a result, the upward impact of the permanent tax differences on the effective tax rate in 2004 is not as significant as it was in 2003.

Six Months Ended June 30, 2004 and 2003

Revenue

Revenue increased by $1,878, or 7.1%, to $28,500 for the six months ended June 30, 2004 from $26,622 for the six months ended June 30, 2003. Revenue at centers open for comparable periods in both years increased by $2,631, or 10.2%, primarily due to growth in revenue per visit as a result of price increases. A new center start-up in late 2003 generated $160 in additional revenue in the current year. Compared to the same period in the prior year, prevention and regulatory compliance services revenue increased 9.1%, and workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, increased 14.9%, primarily due to new contracts. Same center new injury initial visits were flat.

During the first quarter of 2003, management implemented measures to close unprofitable operations and lines of business. These actions resulted in the elimination of $913 of revenue as compared to the six months ended June 30, 2004 which partially offset the revenue increases noted above. Of the total revenue eliminated, $782 was attributable to the reorganization of the Company’s operations in Tennessee, including the closure of a center and the cessation of urgent care services, and $131 to the termination of management contracts in Connecticut.

Center Operating Expenses

Center operating expenses increased $754, or 3.2%, to $24,436 for the six months ended June 30, 2004 from $23,682 for the six months ended June 30, 2003. The principal cost increases were for consulting fees tied to revenue growth resulting from implementation of recommended improvements to the Company’s billing practices, charges in connection with the Company’s profit-sharing program and other employee-related expenses, and costs incurred for the ongoing rollout of the Company’s upgrade to its practice management system. These increases were partially offset by the elimination of costs associated with centers no longer under management, primarily in Connecticut. As a percentage of revenue, center operating expenses decreased to 85.7% for the six months ended June 30, 2004 from 88.9% for the six months ended June 30, 2003.

General, and Administrative Expenses

General and administrative expenses increased $150, or 6.4%, to $2,485 for the six months ended June 30, 2004 from $2,335 for the six months ended June 30, 2003, primarily due to an increase in regional management expenses. As a percentage of revenue, general and administrative expenses decreased to 8.7% for the six months ended June 30, 2004 from 8.8% for the six months ended June 30, 2003.

Interest Expense, net

Interest expense increased by $134, to $416 in the six months ended June 30, 2004 from $282 in the six months ended June 30, 2003. The increase was attributable primarily to the Company’s repurchase of its preferred stock in March 2003. The Company increased its borrowings under its line of credit by $2,802 in order to pay $2,700 in cash to its preferred stockholders as well as the legal costs associated with the transaction, and issued $2,700 of 8% subordinated promissory notes. The balance of the increase in interest expense is attributable primarily to an increase in the interest rate on the Company’s Notes to 15.00% from 8.00% because it did not pay the full amount of the principal due March 24, 2004. The Company has subsequently made additional principal payments in arrears and expects to continue to do so for the rest of 2004 and therefore it will be obligated to continue to accrue interest at 15.00% per year on the outstanding past due balance. Interest income was $2 and $5 for the six months ended June 30, 2004 and 2003, respectively. As a percentage of revenue, interest expense, net increased to 1.5% for the six months ended June 30, 2004 from 1.1% for the six months ended June 30, 2003.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the six months ended June 30, 2004, the minority interest in pre-tax profits of the joint ventures was $415 compared to $416 for the three months ended June 30, 2003. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. There were no contractual settlements during the six months ended June 30, 2004 since the Company terminated its management contracts with its former partners in Connecticut and Tennessee during 2003. For the six months ended June 30, 2003, the Company recorded a contractual settlement of $38 for funded operating losses.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Tax Provision (Benefit)

The tax provision (benefit) was $301 and $(46) and the effective tax rates were 41.6% and 59.0% for the six months ended June 30, 2004 and 2003, respectively. The Company computes its effective tax rate based on its projected level of profitability and applying its blended federal and state income tax rates, adjusted for certain expenses which are not tax deductible. Based on its financial results for the six months ended June 30, 2004, the Company is projecting a greater profit for 2004 than it did in the prior year for 2003. As a result, the upward impact of the permanent tax differences on the effective tax rate in 2004 is not as significant as it was in 2003.

Significant Contractual Obligations

The following summarizes the Company’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$8,048	$7,463	$585	$—	$—
Capital lease obligations	1,523	825	556	142	—
Operating lease obligations	13,139	3,640	5,233	3,061	1,205
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$22,710	$11,928	$6,374	$3,203	$1,205

(1)	As of June 30, 2004, the amount available under the lender’s borrowing base formula was $6,803, of which $4,774 was drawn down.

Liquidity and Capital Resources

At June 30, 2004, the Company had negative working capital of $2,513 compared to negative working capital of $3,132 at December 31, 2003. The Company’s principal sources of liquidity as of June 30, 2004 consisted of (i) cash and cash equivalents aggregating $1,534, (ii) uncollateralized accounts receivable of $1,957, and (iii) $2,279 available under certain lines of credit as described below.

Net cash provided by operating activities during the six months ended June 30, 2004 was $2,030 compared to $2,311 for the six months ended June 30, 2003. The reduction in liquidity was primarily due to a negative net change in operating assets and liabilities, partially offset by an improvement in profitability. Accounts receivable increased $1,180 in the current period, primarily due to growth in revenue. In the prior year, accounts receivable decreased by $743, primarily due to lower revenue resulting from the termination of a management contract in Connecticut and the elimination of urgent care services in Tennessee, both during the first quarter of 2003. Days sales outstanding in accounts receivable were 64 at June 30, 2004 compared to 56 at June 30, 2003.

Net cash used in investing activities for the six months ended June 30, 2004 was $157 compared to $796 for the six months ended June 30, 2003. The Company’s investing activities included fixed asset additions of $157 and $315 for the six months ended June 30, 2004 and 2003, respectively. Fixed asset additions in both years primarily related to information systems equipment.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Net cash used in investing activities for the six months ended June 30, 2003 also included $308 relating to the purchase of five centers in Tennessee previously managed by the Company under a long-term management contract, $150 relating to the purchase of an occupational health practice in Murfreesboro, Tennessee which was merged into an existing Company center, and $23 relating to the purchase of four centers in Connecticut.

Net cash used by financing activities was $2,083 and $917 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the Company repaid $183, net of advances, under its lines of credit. For the six months ended June 30, 2003, the Company received net advances under its line of credit of $2,652, primarily to fund the repurchase of the Company’s convertible preferred stock. The Company used funds of $1,508 and $375 in the six months ended June 30, 2004 and 2003, respectively, to pay long-term debt and capital lease obligations. The Company also paid cash of $462 in each of the six months ended June 30, 2004 and 2003 relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In the six months ended June 30, 2004 and 2003, the Company received cash proceeds of $84 and $73, respectively, under its lease lines, primarily to fund information systems equipment purchases.

Subordinated Promissory Notes

In the six months ended June 30, 2003, net cash used by financing activities included $2,802 in connection with the Company’s repurchase in March 2003 of all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. The Company incurred $105 of legal expenses in connection with this transaction. The Notes bear interest at 8.00% per year and are payable in three equal principal installments, together with interest accrued thereon, 12, 15, and 18 months after the date of issuance. In the event a principal payment is not made when due, the interest rate on the unpaid principal the interest rate on the unpaid principal and interest increases to 15.00% per year until the default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

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

On each of May 5, 2004 and June 18, 2004, the Company paid an additional $225 of principal, being the balance of the amount due on its Notes as of March 24, 2004, together with accrued interest thereon of $22 and $27, respectively. After the payment on June 18, 2004 the Company was no longer in default on the Notes. However, the Company elected not to pay $900 due on the Notes on June 24, 2004 and so reverted to default, at which time the Company began to accrue interest at 15.00% on the sum of the outstanding principal and the accrued interest to date.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. The Company anticipates making additional payments on the Notes in future months and expects to generate sufficient funds to repay the remaining principal amount of $1,800 by December 31, 2004. However, if cash is needed for operations the Company will continue to defer payments on the Notes.

The total amount outstanding on the Notes as of August 13, 2004 was $1,816, of which $16 represented accrued interest.

Secured Credit Facilities

On December 15, 2000, the Company entered into an agreement with DVI Business Credit Corporation (“DVI”) for a three-year revolving credit line of up to $7,250 (the “Credit Line”). In March 2003, DVI extended the term of the Credit Line to March 31, 2004. The facility was collateralized by present and future assets of certain operations of the Company. The borrowing base consisted of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.50% of the unused portion of the Credit Line and certain other fees. The interest rate under the Credit Line was the prime rate plus 1.00%.

Effective March 18, 2003, the financial covenants under the Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt and minority interests, less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits, and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in each instance.

On August 21, 2003, shortly before DVI filed for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At June 30, 2004, the interest rate under the CapitalSource Credit Line was 5.00%.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through June 30, 2004. As of and for the trailing six months ended June 30, 2004, the Company’s fixed charge ratio was 2.17 and its minimum liquidity was $3,070.

Based on its projections, the Company expects to be in compliance during 2004 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future.

Lease Lines

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate was based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuated with any change in the T-Note rate up until the time of funding. At June 30, 2004, the Company had utilized all of its Lease Line.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors were based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its then fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. At June 30, 2004, the Company had utilized all of its Somerset Line, primarily to fund its equipment needs relating to the upgrade of its practice management system.

In December 2003, the Company entered into an agreement for secured equipment lease financing of approximately $330 with GE Healthcare Financial Services, Inc. (the “GE Lease Line”). The Company drew down $346 under the GE Lease Line during the six months ended June 30, 2004. In June 2004, the GE Lease Line was increased by $250 (the “GE Lease Line Extension”), for a combined total lease line of $596. The GE Lease Line Extension is available for equipment purchases made during the balance of 2004. Borrowings under both facilities are repayable over 60 months. The interest rate on the GE Lease Line was initially set at certain percentage points above the Five Year Interest Rate Swap rate and subsequently changed to certain percentage points above the most recent weekly average rate of the Five Year Treasuries, both rates being struck at the time of funding. The weighted average interest rate on the GE Lease Line is 8.90%. The interest rate on the GE Lease Line Extension is set at a fixed 5.05 percentage points above the most recent weekly average rate of the Five Year Treasuries at the time of funding. At June 30, 2004, the most recent weekly average rate of Five Year Treasuries was 3.97% and the Company had not drawn down any of the GE Lease Line Extension.

Use of Funds

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available under the CapitalSource Credit Line, and the GE Lease Line Extension, together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs. However, the Company recognizes that the level of its available financial resources is an important competitive factor and it will consider additional financing sources, including raising additional equity capital, as appropriate.

Inflation

The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, these fluctuations have occurred most noticeably in portions of the first and fourth calendar quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to plant closings, vacations, holidays, a reduction in new employee hires, and inclement weather. These activities also result in a decrease in drug and alcohol tests, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth calendar quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels.

Professional Liability Insurance Risk

The Company maintains professional liability insurance coverage both on the Company as an entity and in the name of its employed physicians, as well as an umbrella policy to supplement that coverage. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. For its policy year commencing March 1, 2003, the cost to the Company for its professional liability and umbrella insurance approximately doubled to $669 from $343 in the prior policy year, despite the Company assuming more of the risk itself. The cost for the policy year commencing March 1, 2004, with similar coverage to 2003, is $772, a 15.4% increase over the prior policy year. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates, and changes in those schedules generally lag the increase in medical-related costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2004. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and a lease line which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rate on the unused lease line is subject to market fluctuations until a draw down is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed sensitivity analysis as of June 30, 2004 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no significant change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters that are filed as exhibits to this report.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 24, 2003, the Company repurchased of all of its outstanding Series A Convertible Preferred Stock for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. Under the terms of the Notes, the Company is required to pay three installments of principal of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon.

On March 24, 2004, the Company paid $450 of the principal amount of $900 which was due on the Notes as of that date, together with accrued interest thereon. On each of May 5, 2004 and June 18, 2004, the Company paid an additional $225 of principal, being the balance of the amount due on its Notes as of March 24, 2004, together with accrued interest thereon of $22 and $27, respectively. However, the Company elected not to pay the $900 due on the Notes on June 24, 2004 and reverted to default. On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date.

If the Company does not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increases to 15.00% from 8.00% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects. The default under the Notes on March 24, 2004 created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that will occur as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

The total amount outstanding on the Notes as of August 13, 2004 was $1,816, of which $16 represented accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on June 22, 2004. At the Annual Meeting, the holders of the Common Stock elected the nominees Kevin J. Dougherty and Frank H. Leone to the Board of Directors of the Company for terms that expire at the 2007 Annual Meeting of Stockholders. The voting was as follows: Mr. Dougherty, 2,976,832 votes for, and 1,300 votes withheld; Mr. Leone, 2,976,832 votes for, and 1,300 votes withheld. As of the date of the Annual Meeting, the continuing directors of the Company are Angus M. Duthie, John C.Garbarino, and Steven W. Garfinkle, who are serving terms that expire at the 2005 Annual Meeting of Stockholders, and Edward L. Cahill and Donald M. Hughes, who are serving terms that expire at the 2006 Annual Meeting of Stockholders

The selection of PricewaterhouseCoopers, LLP as Independent Accountants for 2004 was ratified as follows: 2,976,732 votes for, 1,400 votes against, and no votes abstaining.

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

A report on Form 8-K dated April 2, 2004 was furnished on April 5, 2004 to report under Items 7 and 12 a press release announcing the Company’s financial results for the twelve months ended December 31, 2003.

A report on Form 8-K dated May 14, 2004 was furnished on May 18, 2004 to report under Items 7 and 12 a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

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

Date: August 13, 2004

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