Form 10-Q
period 2004-09-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2004-11-12
CIK 887757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2004 was 3,088,111.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,023	$1,744
Accounts receivable, less allowance for doubtful accounts	10,911	8,771
Deferred tax assets	650	691
Prepaid expenses and other assets	512	812

Total current assets	15,096	12,018
Property and equipment, net	2,465	3,111
Goodwill, net	6,687	6,687
Other intangible assets, net	126	152
Deferred tax assets	1,517	1,990
Other assets	138	141

Total assets	$26,029	$24,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$958	$1,073
Accrued expenses	4,020	3,016
Accrued payroll	2,925	1,817
Current portion of long-term debt	8,543	8,462
Current portion of obligations under capital leases	805	782

Total current liabilities	17,251	15,150
Long-term debt, less current maturities	315	851
Obligations under capital leases	508	854

Total liabilities	18,074	16,855

Commitments and contingencies
Minority interests	1,400	1,430
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized in 2004 and 2003; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,088,111 shares issued and outstanding in 2004 and 2003	3	3
Additional paid-in capital	13,037	13,037
Accumulated deficit	(6,485)	(7,226)

Total stockholders’ equity	6,555	5,814

Total liabilities, minority interests, and stockholders’ equity	$26,029	$24,099

The accompanying notes are an integral part of these consolidated financial statements

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2004	2003
Revenue	$14,961	$13,430

Center operating expenses	12,522	12,069

Center operating profit	2,439	1,361

General and administrative expenses	1,439	1,310
Amortization of intangibles	34	20

Income from operations	966	31

Interest expense, net	(212)	(173)
Minority interest and contractual settlements, net	(202)	(187)

Income (loss) before income taxes	552	(329)
Tax provision (benefit)	233	(87)

Net income (loss)	$319	$(242)

Net income (loss) available to common shareholders	$319	$(242)

Per share amounts:
Net income (loss) per common share – basic	$0.10	$(0.08)

Net income (loss) per common share – assuming dilution	$0.10	$(0.08)

Weighted average common shares outstanding:
Basic	3,088	3,088

Assuming dilution	3,350	3,088

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Revenue	$43,461	$40,052

Center operating expenses	36,958	35,750

Center operating profit	6,503	4,302

General and administrative expenses	3,924	3,646

Amortization of intangibles	61	48

Income from operations	2,518	608

Interest expense, net	(626)	(451)
Minority interest and contractual settlements, net	(617)	(564)

Income (loss) before income taxes	1,275	(407)
Tax provision (benefit)	534	(133)

Net income (loss)	$741	$(274)

Net income (loss) available to common shareholders	$741	$(420)

Per share amounts:
Net income (loss) per common share – basic	$0.24	$(0.16)

Net income (loss) per common share – assuming dilution	$0.23	$(0.16)

Weighted average common shares outstanding:
Basic	3,088	2,605

Assuming dilution	3,289	2,605

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$741	$(274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,060	958
Amortization	61	48
Provision for doubtful accounts	458	618
Minority interest	617	602
Imputed interest on non-interest bearing promissory notes payable	48	75
Loss on disposal of fixed assets	10	30
Changes in operating assets and liabilities:
Accounts receivable	(2,598)	(173)
Prepaid expenses and other assets	309	234
Deferred taxes	514	(145)
Restructuring liability	—	(20)
Accounts payable and accrued expenses	1,997	1,496

Net cash provided by operating activities	3,217	3,449

Investing activities:
Property and equipment additions	(233)	(626)
Cash paid for acquisitions and other intangibles	—	(483)

Net cash used by investing activities	(233)	(1,109)

Financing activities:
Proceeds from lines of credit	1,168	1,972
Proceeds from lease lines	84	73
Payments of long-term debt and capital lease obligations	(2,294)	(591)
Payments for debt issuance costs	(14)	—
Distributions to joint venture partners	(650)	(609)
Repurchase of preferred stock	—	(2,805)

Net cash used by financing activities	(1,706)	(1,960)

Net increase in cash and cash equivalents	1,278	380
Cash and cash equivalents at beginning of period	1,744	1,674

Cash and cash equivalents at end of period	$3,022	$2,054

Noncash items:
Accrual of dividends payable	$—	$146
Repurchase of preferred stock	—	8,099
Capital leases	196	206

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles in the United States of America. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of September 30, 2004 and results of operations for the three months and nine months ended September 30, 2004 and 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Notes to Consolidated Financial Statements (continued)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss) available to common stockholders, as reported	$319	$(242)	$741	$(420)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(38)	(127)	(117)

Pro forma net income (loss)	$287	$(280)	$614	$(537)

Earnings (loss) per share:
Basic - as reported	$0.10	$(0.08)	$0.24	$(0.16)

- pro forma	$0.09	$(0.09)	$0.20	$(0.21)

Assuming dilution - as reported	$0.10	$(0.08)	$0.23	$(0.16)

- pro forma	$0.09	$(0.09)	$0.19	$(0.21)

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

Effective March 18, 2003, the financial covenants under the Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt, and minority interests less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in both instances.

On August 21, 2003, shortly before DVI filed for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At September 30, 2004, the interest rate under the CapitalSource Credit Line was 5.75%.

Notes to Consolidated Financial Statements (continued)

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of certain subordinated promissory notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through September 30, 2004. As of and for the trailing six months ended September 30, 2004, the Company’s fixed charge ratio was 2.00 to 1.00 and its minimum liquidity was $3,705.

Based on its projections, the Company expects to be in compliance through 2005 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future. See “Subordinated Promissory Notes” below for discussion of events of default and associated waivers in connection with the CapitalSource Credit Line.

At September 30, 2004, the maximum amount available under the CapitalSource Credit Line borrowing base formula was $7,250, of which $6,125 was outstanding.

Subordinated Promissory Notes

Under the terms of its subordinated promissory notes (the “Notes”), the Company was required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon. If the Company does not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increases to 15.00% from 8.00% until such default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

On March 24, 2004, the Company paid $450 of the $900 principal amount due, together with accrued interest thereon of $36. The Company elected to enter into the resultant default in order to conserve its cash resources for operating purposes. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that occurs as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

Notes to Consolidated Financial Statements (continued)

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. On each of August 27, September 30 and October 29, 2004, the Company paid an additional $225 of principal together with accrued interest thereon of $26, $22 and $16, respectively. The Company anticipates making additional payments on the Notes in future months. Due to an increase in days sales outstanding in accounts receivable and a consequent reduction in liquidity, the Company now expects to generate sufficient funds to repay the remaining principal amount of $1,125 by March 31, 2005 whereas previously it had anticipated repaying the amount due by December 31, 2004. Nevertheless, if cash is required for operations, the Company will continue to defer payments on the Notes and may be required to request an extension of the current waivers from both the Note holders and CapitalSource. There can be no assurance, however, that such extensions of the current waivers will be granted.

The total amount outstanding on the Notes as of November 12, 2004 was $1,131, of which $6 represented accrued interest.

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

Notes to Consolidated Financial Statements (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic Earnings (Loss) per Share
Net income (loss)	$319	$(242)	$741	$(274)
Preferred stock dividends accrued	—	—	—	(146)

Net income (loss) available to common stockholders	$319	$(242)	$741	$(420)

Shares
Total weighted average shares outstanding – basic	3,088	3,088	3,088	2,605

Net income (loss) per common share – basic	$0.10	$(0.08)	$0.24	$(0.16)

Diluted Earnings (Loss) per Share
Net income (loss)	$319	$(242)	$741	$(274)
Preferred stock dividends accrued	—	—	—	(146)

Net income (loss) available to common stockholders	$319	$(242)	$741	$(420)

Shares
Total weighted average shares outstanding	3,088	3,088	3,088	2,605
Options	262	—	201	—

Total weighted average shares outstanding – assuming dilution	3,350	3,088	3,289	2,605

Net income (loss) per common share – assuming dilution	$0.10	$(0.08)	$0.23	$(0.16)

The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted earnings (loss) per common share because the effect would have been antidilutive.

	Three months ended September 30,		Nine months ended September 30,
Share data (000)	2004	2003	2004	2003
Incremental shares from assumed conversion of Series A preferred stock	—	—	—	426
Options	981	1,291	1,042	1,291

	981	1,291	1,042	1,717

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

In many states in which the Company operates, the prices it charges for its injury treatment of work-related injuries are determined by state specific fee schedules established by state agencies pursuant to the workers’ compensation programs in that state. Such fee schedules are reviewed by the regulatory agencies from time to time, but changes in the rates tend to lag the increase in the cost of delivering medical services. Moreover, reimbursement rates vary widely from state to state. In those states not governed by a fee schedule, the Company charges the usual and customary rates which are based on the average fees paid by workers’ compensation insurers and accepted by healthcare providers. The Company uses the services of third party consultants to assist it in keeping abreast of the frequently complex and often changing workers’ compensation fee schedules and the appropriate usual and customary fees.

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

The discussion and analysis of the financial condition and results of operations of the Company are based on the Company’s consolidated financial statements, included elsewhere within this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Impairment of Goodwill and Other Intangible Assets

The carrying value of goodwill is reviewed annually. If this review indicates that goodwill will not be recoverable, as determined based on the projected discounted cash flows of the entity acquired, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. No such impairment existed at December 31, 2003 or September 30, 2004. Other intangible assets include non-compete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years.

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

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its employed physicians on a claims-made basis. At December 31, 2003, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. At September 30, 2004, the Company reviewed this liability and determined that the amount remained appropriate as of that date. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so. Nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance policies.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Center operating expenses	(83.7)	(89.9)	(85.1)	(89.3)
General and administrative expenses	(9.6)	(9.8)	(9.0)	(9.1)
Amortization of intangibles	(0.2)	(0.1)	(0.1)	(0.1)
Interest expense, net	(1.4)	(1.3)	(1.5)	(1.1)
Minority interest and contractual settlements, net	(1.4)	(1.4)	(1.4)	(1.4)
Tax (provision) benefit	(1.6)	0.7	(1.2)	0.3

Net income (loss)	2.1%	(1.8)%	1.7%	(0.7)%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended September 30, 2004 and 2003

Revenue

Revenue increased by $1,531, or 11.4%, to $14,961 for the three months ended September 30, 2004 from $13,430 for the three months ended September 30, 2003. Revenue at centers open for comparable periods in both years increased by $1,442, or 10.7%, primarily due to growth in revenue per visit as a result of price increases. A new center start-up in late 2003 generated $89 in additional revenue during the current quarter. Compared to the same period in the prior year, same center new injury initial visits were flat and prevention and regulatory compliance services revenue increased only 0.9%, reflecting the slowing of the national economic recovery in the third quarter of 2004.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, increased 42.7%, primarily due to new contracts.

Center Operating Expenses

Center operating expenses increased $453, or 3.8%, to $12,522 for the three months ended September 30, 2004 from $12,069 for the three months ended September 30, 2003. The principal reasons for the increase in expenses were the additional costs associated with the revenue gains during the quarter and charges in connection with the Company’s bonus program which is tied to profitability. As a percentage of revenue, center operating expenses decreased to 83.7% for the three months ended September 30, 2004 from 89.9% for the three months ended September 30, 2003, reflecting the Company’s leveraging of its fixed costs on its revenue growth.

General and Administrative Expenses

General and administrative expenses increased $129, or 9.8%, to $1,439 for the three months ended September 30, 2004 from $1,310 for the three months ended September 30, 2003, primarily due to an increase in amounts accrued for management bonuses. As a percentage of revenue, general and administrative expenses decreased to 9.6% for the three months ended September 30, 2004 from 9.8% for the three months ended September 30, 2003.

Interest Expense, net

Interest expense increased by $39 to $214 for the three months ended September 30, 2004 from $175 for the three months ended September 30, 2003. Of the total increase, $34 was attributable to a combination of an increase in borrowings under, and the rate of interest on, the Company’s line of credit. The Company has drawn down on its credit line primarily in order to make installment payments on its long-term debt and is charged interest on its borrowings at the prime rate plus 1.00%. The balance of the increase in interest expense is attributable primarily to an increase in the interest rate on the Company’s Notes to 15.00% from 8.00% because the Company did not pay the full amount of the principal when due. The Company expects to make principal payments in arrears for the remainder of 2004, and will therefore be obligated to continue to accrue interest at 15.00% per year on the outstanding past due balance. Interest income was $2 in both the three months ended September 30, 2004 and the three months ended September 30, 2003. As a percentage of revenue, interest expense, net increased to 1.4% for the three months ended September 30, 2004 from 1.3% for the three months ended September 30, 2003.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the three months ended September 30, 2004, the minority interest in pre-tax profits of the joint ventures was $202 compared to $187 for the three months ended September 30, 2003. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. There were no contractual settlements during the three months ended September 30, 2004 or the three months ended September 30, 2003 since the Company terminated its management contracts with its former partners in Connecticut and Tennessee during the first six months of 2003.

Tax Provision (Benefit)

The tax provision (benefit) was $233 and $(87) and the effective tax rates were 42.2% and (26.4%) for the three months ended September 30, 2004 and 2003, respectively. The Company computes its effective tax rate

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

based on its projected level of profitability, adjusted for certain expenses which are not deductible, and applying its blended federal and state income tax rates. Based on its financial results for the nine months ended September 30, 2004, the Company is projecting a greater profit for 2004 than it did in the prior year for 2003. As a result, the upward impact of the permanent tax differences on the effective tax rate in 2004 is not as significant as it was in 2003.

Nine Months Ended September 30, 2004 and 2003

Revenue

Revenue increased by $3,409, or 8.5%, to $43,461 for the nine months ended September 30, 2004 from $40,052 for the nine months ended September 30, 2003. Revenue at centers open for comparable periods in both years increased by $4,073, or 10.4%, primarily due to growth in revenue per visit as a result of price increases. A new center start-up in late 2003 generated $249 in additional revenue. Compared to the same period in the prior year, prevention and regulatory compliance services revenue increased 6.1% and workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, increased 30.0%, primarily due to new contracts. Same center new injury initial visits were flat year over year.

During the first quarter of 2003, management implemented measures to close or eliminate certain unprofitable centers and lines of business which generated $913 of revenue during the three months ended March 31, 2003. Of the total revenue eliminated, $782 was attributable to the reorganization of the Company’s operations in Tennessee, including the closure of a center and the cessation of urgent care services, and $131 to the termination of management contracts in Connecticut.

Center Operating Expenses

Center operating expenses increased $1,208, or 3.4%, to $36,958 for the nine months ended September 30, 2004 from $35,750 for the nine months ended September 30, 2003. The principal expense increases were for the additional costs associated with the revenue gains during the year, consulting fees tied to revenue growth resulting from implementation of recommended improvements to the Company’s billing practices, charges in connection with the Company’s employee bonus program and other employee-related expenses, and costs incurred for the ongoing rollout of the Company’s upgrade to its practice management system. These increases were partially offset by the elimination of costs associated with centers no longer under management, primarily in Connecticut. As a percentage of revenue, center operating expenses decreased to 85.1% for the nine months ended September 30, 2004 from 89.3% for the nine months ended September 30, 2003, reflecting the Company’s leveraging of its fixed costs on its revenue growth.

General and Administrative Expenses

General and administrative expenses increased $278, or 7.6%, to $3,924 for the nine months ended September 30, 2004 from $3,646 for the nine months ended September 30, 2003, primarily due to increases in regional management expenses and amounts accrued for management bonuses. As a percentage of revenue, general and administrative expenses decreased to 9.0% for the nine months ended September 30, 2004 from 9.1% for the nine months ended September 30, 2003.

Interest Expense, net

Interest expense increased by $172, to $630 in the nine months ended September 30, 2004 from $458 in the nine months ended September 30, 2003. Of the total increase, $117 was attributable to a combination of an

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

increase in borrowings under, and the rate of interest on, the Company’s line of credit. The Company has drawn down on its credit line primarily in order to make installment payments on its long-term debt and is charged interest on its borrowings at prime rate plus 1.00%. The balance of the increase in interest expense was attributable primarily to an increase in the interest rate on the Company’s Notes to 15.00% from 8.00% because the Company did not pay the full amount of the principal when due. The Company expects to make principal payments in arrears for the remainder of 2004 and therefore it will be obligated to continue to accrue interest at 15.00% per year on the outstanding past due balance. Interest income was $4 and $7 for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenue, interest expense, net increased to 1.5% for the nine months ended September 30, 2004 from 1.1% for the nine months ended September 30, 2003.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the nine months ended September 30, 2004, the minority interest in pre-tax profits of the joint ventures was $617 compared to $602 for the nine months ended September 30, 2003. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partner’s share of operating (profits) or losses, respectively. There were no contractual settlements during the nine months ended September 30, 2004, since the Company terminated its management contracts with its former partners in Connecticut and Tennessee during the first six months of 2003. For the nine months ended September 30, 2003, the Company recorded a contractual settlement of $38 for funded operating losses.

Tax Provision (Benefit)

The tax provision (benefit) was $534 and $(133) and the effective tax rates were 41.9% and (32.6%) for the nine months ended September 30, 2004 and 2003, respectively. The Company computes its effective tax rate based on its projected level of profitability, adjusted for certain expenses which are not deductible, and applying its blended federal and state income tax rates. Based on its financial results for the nine months ended September 30, 2004, the Company is projecting a greater profit for 2004 than it did in the prior year for 2003. As a result, the upward impact of the permanent tax differences on the effective tax rate in 2004 is not as significant as it was in 2003.

Significant Contractual Obligations

The following summarizes the Company’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$8,858	$8,543	$315	$—	$—
Capital lease obligations	1,313	805	384	124	—
Operating lease obligations	12,907	3,547	5,238	3,072	1,050
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$23,078	$12,895	$5,937	$3,196	$1,050

(1)	As of September 30, 2004, the amount available under the lender’s borrowing base formula was $7,250, of which $6,125 was drawn down.

Liquidity and Capital Resources (dollar amounts in thousands)

At September 30, 2004, the Company had negative working capital of $2,155 compared to negative working capital of $3,132 at December 31, 2003. The Company’s principal sources of liquidity as of September 30, 2004 consisted of (i) cash and cash equivalents aggregating $3,023, (ii) uncollateralized accounts receivable of $2,100, and (iii) $1,375 available under certain lines of credit as described below.

Net cash provided by operating activities during the nine months ended September 30, 2004 was $3,217 compared to $3,449 for the nine months ended September 30, 2003. The reduction in liquidity was primarily due to a negative net change in operating assets and liabilities, partially offset by an improvement in profitability.

Accounts receivable increased $2,598 in the nine months ended September 30, 2004 compared to $173 in the comparable period in the prior year. Of the increase in 2004, $1,560 was due to an increase of ten days in days sales outstanding and the balance was the result of growth in revenue. Days sales outstanding in accounts receivable, net of allowances, were 70 at September 30, 2004 compared to 63 at September 30, 2003 and 60 at December 31, 2003. The increase in days sales outstanding primarily reflected the temporary effect of transitioning certain centers to the Company’s practice management system upgrade. The Company anticipates that the days sales outstanding will trend downwards during the fourth quarter of 2004. Accounts payable and accrued expenses increased $1,997 in the nine months ended September 30, 2004 compared to $1,496 in the comparable period in the prior year. The increase of $501 between the two periods is primarily due to an increase in the accrual for bonuses under the Company’s employee incentive programs

Net cash used in investing activities for the nine months ended September 30, 2004 was $233 compared to $1,109 for the nine months ended September 30, 2003. The Company’s investing activities included fixed asset additions of $233 and $626 for the nine months ended September 30, 2004 and 2003, respectively. Fixed asset additions in both years primarily related to information systems equipment.

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

Net cash used by financing activities was $1,706 and $1,960 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the Company received net advances of $1,168 under its CapitalSource Credit Line, primarily to fund long-term debt payments. For the nine months ended September 30, 2003, the Company received net advances under its CapitalSource Credit Line of $1,972, primarily to fund the repurchase of the Company’s convertible preferred stock. The Company used funds of $2,294 and $591 in the nine months ended September 30, 2004 and 2003, respectively, to pay long-term debt and capital lease obligations. In the nine months ended September 30, 2004 and 2003, the Company also paid cash of $650 and $609, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reaches a certain minimum amount before requesting a draw down from its lease lines. In the nine months ended September 30, 2004 and 2003, the Company received cash proceeds of $84 and $73, respectively, under its lease lines, primarily to fund the previous purchase of information systems equipment.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Subordinated Promissory Notes

In the nine months ended September 30, 2003, net cash used by financing activities included $2,805 in connection with the Company’s repurchase in March 2003 of all of its outstanding Series A Convertible Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. The Company incurred $105 of legal expenses in connection with this transaction. The Notes bear interest at 8.00% per year and are payable in three equal principal installments, together with interest accrued thereon, 12, 15, and 18 months after the date of issuance. In the event a principal payment is not made when due, the interest rate on the unpaid principal and interest increases to 15.00% per year until the default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

On March 24, 2004, the Company paid $450 of the $900 principal amount then due on its Notes, together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that occurs as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. On each of August 27, September 30 and October 29, 2004, the Company paid an additional $225 of principal together with accrued interest thereon of $26, $22 and $16, respectively.

The Company anticipates making additional payments on the Notes in future months. Due to a deterioration of days sales outstanding in accounts receivable and a consequent reduction in liquidity, the Company now expects to generate sufficient funds to repay the remaining principal amount of $1,125 by March 31, 2005 whereas previously it had anticipated repaying the amount due by December 31, 2004. Nevertheless, if cash is needed for operations the Company will continue to defer payments on the Notes and may be required to request an extension of the current waivers from both the Note holders and CapitalSource. There can be no assurance, however, that such extensions of the current waivers will be granted.

The total amount outstanding on the Notes as of November 12, 2004 was $1,131, of which $6 represented accrued interest.

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

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

(as defined in the agreement). Under the terms of the agreement, the Company paid a commitment fee of 0.50% of the unused portion of the Credit Line and certain other fees. The interest rate under the Credit Line was the prime rate plus 1.00%.

Effective March 18, 2003, the financial covenants under the Credit Line included a quarterly tangible net worth requirement of $2,500 (defined as shareholders’ equity plus subordinated debt and minority interests, less intangible assets, goodwill, deferred tax assets, leasehold improvements, deposits, and certain prepayments), a leverage coverage ratio not greater than 5.00 to 1.00, and a fixed charge ratio not less than 1.25 to 1.00 as well as certain restrictions relating to the acquisition of new businesses without the prior approval of DVI. The Company was not in compliance with certain of its covenants during the three months ended March 31 and June 30, 2003 and was granted waivers by DVI in both instances.

On August 21, 2003, shortly before DVI filed for Chapter 11 bankruptcy protection, DVI sold the Company’s loan to a subsidiary of CapitalSource Inc. (“CapitalSource”), a publicly traded asset-based lender. As of September 30, 2003, the Company did not meet any of its three financial covenants and was granted a waiver by CapitalSource.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At September 30, 2004, the interest rate under the CapitalSource Credit Line was 5.75%.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis, commencing January 2004, and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. In 2003, the fixed charge ratio was set at not less than 1.00 to 1.00 on a trailing four months’ basis through November 30, 2003 and a trailing five months’ basis through December 31, 2003. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000 and must obtain the prior approval of CapitalSource before acquiring any new business. The Company was in compliance with its financial covenants through September 30, 2004. As of and for the trailing six months ended September 30, 2004, the Company’s fixed charge ratio was 2.00 to 1.00 and its minimum liquidity was $3,705.

Based on its projections, the Company expects to be in compliance through 2005 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future.

Long Term Debt

During the quarter, the Company renegotiated the payment terms on $1,000 due to a hospital system in Tennessee, $500 of which was payable on each of October 1, 2004 and 2005. Under the terms of the amended agreement, the Company will pay a total of $1,029 in fifteen monthly installments: six payments of $70, beginning

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

October 1, 2004; seven payments of $68, beginning April 1, 2005; and two payments of approximately $67, beginning November 1, 2005. However, the balance outstanding on September 30, 2005 of $201 will be payable in full on October 1, 2005 if such payment will not cause an immediate default under the Company’s CapitalSource Line, or if the Company reasonably believes, based on its historical financial performance, that it would not cause such a default within three months of the date such payment was made.

Lease Lines

In March 2001, the Company entered into an agreement for an equipment facility (the “Lease Line”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate was based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuated with any change in the T-Note rate up until the time of funding. At September 30, 2004, the Company had utilized all of its Lease Line.

In August 2002, the Company entered into an agreement for secured equipment lease financing in the approximate amount of $1,600 with Somerset Capital Group, Ltd. (the “Somerset Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors were based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its then fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. At September 30, 2004, the Company had utilized all of its Somerset Line, primarily to fund its equipment needs relating to the upgrade of its practice management system.

In December 2003, the Company entered into an agreement for secured equipment lease financing of approximately $330 with GE Healthcare Financial Services, Inc. (the “GE Lease Line”). The Company drew down $346 under the GE Lease Line during the nine months ended September 30, 2004. In June 2004, the GE Lease Line was increased by $250 (the “GE Lease Line Extension”), for a combined total lease line of $596. The GE Lease Line Extension is available for equipment purchases made during the balance of 2004. Borrowings under both facilities are repayable over 60 months. The interest rate on the GE Lease Line was initially set at certain percentage points above the Five Year Interest Rate Swap rate and subsequently changed to certain percentage points above the most recent weekly average rate of the Five Year Treasuries, both rates being struck at the time of funding. The weighted average interest rate on the GE Lease Line is 8.90%. The interest rate on the GE Lease Line Extension is set at a fixed 5.05 percentage points above the most recent weekly average rate of the Five Year Treasuries at the time of funding. At September 30, 2004, the weekly average rate of Five Year Treasuries was 3.35%, and the Company had not drawn down any of the GE Lease Line Extension.

Use of Funds

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available under the CapitalSource Credit Line, and the GE Lease Line Extension, together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs. However, the Company recognizes that the level of its available financial resources is an important competitive factor, and it will consider additional financing sources, including raising additional equity capital, as appropriate.

Inflation

The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the resulting cost increases in its billings.

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

Professional Liability Insurance Risk

The Company maintains professional liability insurance coverage both on the Company as an entity and in the name of its employed physicians, as well as an umbrella policy to supplement that coverage. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. For its policy year commencing March 1, 2003, the cost to the Company for its professional liability and umbrella insurance approximately doubled to $669 from $343 in the prior policy year, despite the Company’s assuming more of the risk itself. The cost for the policy year commencing March 1, 2004, with similar coverage to 2003, is $772, a 15.4% increase over the prior policy year. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates, and changes in those schedules generally lag the increase in medical-related costs.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company’s objective to develop a network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company’s actual results are locating and identifying suitable partnership candidates; the ability to consummate operating agreements on favorable terms; the success of such ventures, if completed; the costs and delays inherent in managing growth; the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services; the availability of sufficient financing; the attractiveness of the Company’s capital stock to finance its ventures; strategies pursued by competitors; the restrictions imposed by government regulation; changes in the industry resulting from changes in workers’ compensation laws and regulations in the healthcare environment generally; and other risks described in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, based on new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2004. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and a lease line which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rate on the unused lease line is subject to market fluctuations until a draw down is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed sensitivity analysis as of September 30, 2004 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 24, 2003, the Company repurchased of all of its outstanding Series A Convertible Preferred Stock for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. Under the terms of the Notes, the Company was required to pay three installments of principal of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon.

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

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. On each of August 27, September 30 and October 29, 2004, the Company paid an additional $225 of principal together with accrued interest thereon of $26, $22 and $16, respectively.

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

The Company anticipates making additional payments on the Notes in future months. Due to an increase in days sales outstanding in accounts receivable and a consequent reduction in liquidity, the Company now expects to generate sufficient funds to repay the remaining principal amount of $1,125 by March 31, 2005 whereas previously it had anticipated repaying the amount due by December 31, 2004. Nevertheless, if cash is required for operations, the Company will continue to defer payments on the Notes and may be required to request an extension of the current waivers from both the Note holders and CapitalSource. There can be no assurance, however, that such extensions of the current waivers will be granted.

The total amount outstanding on the Notes as of November 12, 2004 was $1,131, of which $6 represented accrued interest.

ITEM 6. EXHIBITS

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

Date: November 12, 2004

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