Form 10-K
period 2004-12-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2005-03-31
CIK 887757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on June 30, 2004 was $3,985,178 based on the closing price of $2.30 per share. The number of shares outstanding of the registrant’s Common Stock as of March 1, 2005 was 3,093,375.

OCCUPATIONAL HEALTH + REHABILITATION INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1. BUSINESS

General

Occupational Health + Rehabilitation Inc (the “Company”‘), a leading occupational healthcare provider, specializes in the prevention, treatment, and management of work-related injuries and illnesses, as well as regulatory compliance services. As of March 1, 2005, the Company operates thirty-five occupational health centers serving over 15,000 employer clients in ten states and also delivers workplace health services at employer locations throughout the United States. The Company’s mission is to provide high quality medical care and extraordinary service, thereby improving the health status of employees, reducing workers’ compensation costs, and assisting employers in their compliance with state and federal regulations governing workplace health and safety. The Company believes it is the leading provider of occupational health services in most of its established markets as a result of its commitment to these core values and competencies.

The Company has developed a system of clinical and operating protocols as well as proprietary information systems to track the resulting patient outcomes (the “OH+R System”), all focused on reducing the cost of work-related injuries. The OH+R System includes a full array of proven protocols designed to reduce the frequency and severity of work-related injuries, to return injured employees to full duty in the shortest possible time, and to assure regulatory compliance. Prevention and compliance services include pre-placement examinations, medical surveillance services, fitness for duty and return to work evaluations, drug and alcohol testing, physical examinations, and work-site safety programs. While most of these services are delivered at the Company’s community-based occupational health centers, many of these services may also be delivered on-site at the workplace.

The Company’s treatment approach for work-related injuries and illnesses is based on documented, proprietary clinical protocols which combine state-of-the-art medical, rehabilitation, and care coordination services in an integrated system of care focused on addressing the needs of employers, employees, and payers. Under this approach, employees receive high quality care, maintain a positive attitude, and have a greatly reduced probability of developing chronic problems or being re-injured. Utilizing the OH+R System, which is being continually refined, occupational medicine physicians and other clinical staff contracted or associated with the Company have consistently generated substantial documented savings as compared to national averages for both lost work days and medical costs associated with work-related injuries and illnesses.

In recent years, the Company has expanded its operations beyond its base in New England into selected major metropolitan markets elsewhere in the United States. In selecting new markets, the Company looks for many factors, including a favorable regulatory environment, attractive reimbursement levels, fragmented competition and a good industrial base. The Company’s strategic plan is to expand its network of service delivery sites throughout the United States, principally through joint ventures and other contractual agreements with hospitals and health systems, and by development of its workplace health programs. The Company currently has affiliations with twelve health systems.

The Company maintains its principal executive offices at 175 Derby Street, Suite 36, Hingham, Massachusetts 02043-4058, and its telephone number is (781) 741-5175.

Industry Overview

Work-related injuries and illnesses are a large source of lost productivity and costs for businesses in the United States. In its 2004 Workplace Safety Index, Liberty Mutual Insurance Company reports that the total costs to employers for workers’ compensation payments to injured workers and the medical care these workers received were just under $50 billion. Of these costs, just over half were incurred for medical services. The total cost of workers’ compensation medical services has been rising approximately 10% a year for the last several years.

Other workers’ compensation-related costs incurred by employers include overtime, the costs to replace injured workers, and reduced productivity as a result of injured employees not being on the job. Employers must also bear certain administrative costs associated with managing their workers’ compensation programs.

In addition to paying costs associated with workers’ compensation, employers must also pay for medical services required by various governmental regulatory bodies. These requirements are usually industry specific and/or exposure specific. Consequently, some industries, such as trucking and chemical handling, are more impacted than others. The regulations generally require certain physical examinations and/or medical surveillance services to assure employees are capable of safely performing specific jobs or are not being exposed to harmful conditions. The costs to employers of meeting these regulatory requirements vary greatly by employer, but are often substantial.

While workers’ compensation medical costs have been rising, the frequency of injuries, especially serious workplace injuries, has been going down. The Company believes its aggressive return to work philosophy and system of care, which is shared by some other modern occupational health programs, is a major contributor to the reduced frequency of work-related injuries. Functioning as the gatekeeper, the occupational medicine physician greatly influences both “down stream” medical costs and when an injured employee returns to work, thereby controlling lost work days which remain a key driver of workers’ compensation costs. The National Council of Compensation Insurers reports that workers’ compensation costs as a percent of payroll have dropped from 2.3% in the 1990s to 1.8% in 2003. The Company has played a role in this success and has garnered strong relationships with many thousands of customers as a result.

In recent years, employers have been taking a more active role in preventing and managing workplace injuries. This typically includes the establishment of safety committees, an emphasis on ergonomics in the workplace, drug testing, and other efforts to reduce the number of injuries, and the establishment of preferred provider relationships to ensure prompt and appropriate treatment of work-related injuries when they do occur. Employer demand for comprehensive and sophisticated healthcare services to support these programs has been a key factor in the development of the occupational healthcare industry.

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

The Company’s operating strategy is based upon:

•	Integration of Services—Prevention and compliance services provide important baseline information to clinicians, as well as knowledge of the work site, which makes the treatment of subsequent injuries more effective. Close management and coordination of all aspects of an injured worker’s care are essential to ensuring the earliest possible return to work. Management and coordination are difficult, if not impossible, when clinicians are not working within an integrated system. Such a system significantly reduces the number of communications required for a given case and eases the coordination effort, while enhancing the quality of care and patient convenience.

•	Quality Care and Extraordinary Service—For a number of reasons, injured workers often receive less than optimal care. A lack of quality care is costly to both the injured/ill worker and the employer. The worker faces longer recovery time and the employer bears the burden of unnecessary lost work-days, including indemnity, lost production and staff replacement costs. The Company is committed to providing extraordinary service—to patients, to employers and to third parties. From proactive communications with all parties to custom services addressing an employer’s specific needs, the Company is dedicated to delivering a level of service that is expected from companies noted for extraordinary service, but atypical for healthcare providers.

•	Outcome Tracking and Reporting—The OH+R System is focused on achieving successful outcomes and cost-effectively returning injured workers to the job as quickly as possible while minimizing the risk of re-injury. Since the inception of its first center, the Company has tracked outcome statistics. The Company believes these extensive outcome statistics demonstrate its ability to return injured workers to the job faster and for costs substantially lower than the national averages and, typically, those of other local occupational health providers.

•	Low Cost Provider—The Company believes that future success in virtually any segment of healthcare services will require delivery of quality care at the lowest possible price. The Company believes it is a low cost provider, and it is continuously working to further reduce the cost of providing care by streamlining patient processing and other procedures thereby increasing the productivity of clinicians. The Company routinely refines and revises the OH+R System to increase efficiency and effectiveness.

•	Provider Relations—The Company believes there is intense competition for occupational health providers who are interested in community-based practice. Consequently, it has implemented strategies to attract, recruit, and retain high quality providers who share the Company’s goals and culture. These strategies include proactive efforts to involve providers in the development of clinical protocols and policies through regular provider meetings and electronic communication, provider involvement in the operation of each center, and varieties of practice to suit individual providers’ interests. The Company uses physician assistants and nurse practitioners as integral parts of the clinical team.

•	“Best Practices” Ethic—Core to the Company’s operating strategy is the belief that “best practices” in all aspects of occupational healthcare (clinical protocols and procedures, operations protocols, sales systems, service ethics, outcomes measurement, information systems, new site integration, and training and orientation systems) can be continuously improved. The Company continually pursues enhancement of best practices in all aspects of its business.

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

Specific prevention and compliance services include:

•	Physical Examinations

•	Pre-placement

•	Executive

•	Department of Transportation (DOT)

•	Annual

•	Medical Monitoring/Surveillance

•	Screenings

•	Drug and Alcohol Testing

•	Substance Abuse Program Development and Management

•	Hazardous Substances Screening/Testing

•	Pulmonary Function Tests

•	Audiograms

•	Job Specific Work Skills Assessments

•	Safety Programs

•	Ergonomics Consultations

•	Health Promotion

•	Immunizations

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

As part of the Company’s injury treatment services, the multi-disciplinary clinical team controls and coordinates all aspects of an injured worker’s care. This includes referrals to specialists within a network of physicians who understand workers’ compensation and the special requirements of treating work-related injuries. In a typical Company full service center, medical and rehabilitation team members work within an integrated system of formal, defined protocols. This approach facilitates superior, ongoing communication among clinician team members regarding the most appropriate treatment plan, thus eliminating time lost from delays in dealing with several unrelated providers.

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

Outcomes Measurement and Tracking

The Company has significant experience with data management and outcomes tracking and has created a sophisticated reporting tool that enables employers and third-party payers to track all costs and utilization of services received within the Company’s network of care. In addition, the system measures the Company’s return-to-work performance by measuring lost and modified work days per case. The Company believes that its multi-disciplinary clinical teams have consistently outperformed others by returning injured employees to work more quickly and at lower cost, while maintaining high patient satisfaction. The Company also believes its ability and willingness to measure and be accountable for its performance to employers and third-party payers significantly differentiate it from its competitors.

Sales and Marketing

The Company markets through a direct sales force primarily to employers, but also to insurers and third-party administrators. Through a sales planning and forecasting process, the Company analyzes markets and allocates and consistently monitors resources to ensure maximum results. Client Relations Directors (“CRD”), typically located at each Company center, are responsible for client retention and new client prospecting activities. The personal sales efforts of each CRD are supported by direct mail, selective advertising, and public relations programs focused on reinforcing the Company’s position as a leader in occupational health. The successful establishment of partnership relationships with clients is a key ingredient to the Company’s success. During the sales process, the CRD routinely engages the expertise of the local provider team to enhance these efforts.

Agreements with Medical Providers

In most cases, medical and other professional services at the Company’s centers are provided through professional corporations (collectively, the “Medical Providers”) that enter into management agreements with the Company or with its affiliated joint ventures which then subcontract with the Company. The Company provides a wide array of business services under these management and sub-management agreements, such as the provision of trained personnel, practice and facilities management, real estate services, billing and collection, accounting, tax and financial management, human resource management, risk management, insurance, sales, marketing, and information-based services such as process management and outcome analysis. The Company provides services under these management agreements as an independent contractor, and the medical personnel at the centers, under the direction of the Medical Providers, provide all medical services and retain sole responsibility for all medical decisions. The management agreements grant the Medical Providers a non-exclusive license to use the Company’s service mark “Occupational Health + Rehabilitation Inc.” These agreements typically have automatically renewing terms and specific termination rights. Management fees payable to the Company vary depending upon the particular circumstances and applicable legal requirements. These fees may include an assignment of certain accounts receivable, an allocation of a portion of net revenue, or a flat fee for each service provided by the Company.

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

Health system relationships allow the Company to leverage the name and position of the institution within a community to expedite building market share. Moreover, as healthcare reform continues, many hospitals and health systems are re-thinking the scope of their activities. As a result, health systems are concentrating more of their effort and capital on core services and are more open to outsourcing important yet ancillary services such as occupational health. It is strategically important for the Company to have links to these systems in order to be well positioned to become the occupational health provider for a system.

Under these health system affiliations, the Company typically provides all necessary personnel and assumes management responsibility for the day-to-day operation of the occupational health entity. In return for such services, the Company will receive fees customarily including a component based upon the net revenue attained by the entity and its operating profit performance, as well as reimbursement of all of the Company’s personnel costs and other expenses incurred. Moreover, in a typical joint venture, the Company will own 51% or more of the occupational health entity with the health system owning the remainder. The Company is continuously exploring potential health system affiliations, but there can be no assurance that it will be successful in these efforts.

Acquisitions, Strategic Alliances, and Selective Start-ups

By acquiring private practices that provide occupational medicine, physical therapy, or related services, the Company can enter a new geographical area or consolidate its position within an existing market. Therapy practices receive referrals of injured workers from local specialty physicians, which can complement the Company’s direct marketing to employers. Alternatively, occupational medicine practices, including medical consulting practices focused on occupational and environmental health issues, have established relationships with employers to whom the Company may provide its more comprehensive services.

In January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased two occupational health clinics located in New Jersey and transferred the hospital system’s occupational health programs to these centers. The combined purchase price of these entities was $610,000, of which $70,000 was in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. The Company recognized goodwill of $621,000 on these transactions. In January 2005, the Company renegotiated the payment terms for the $140,000 then outstanding on the subordinated note. Under the terms of the amended agreement, the Company will pay the outstanding amount in varying installments between February 1, 2005 and May 1, 2005. Effective July 1, 2002, the Company assumed the 40% ownership interest of its joint venture partner in its Rochester, New York center, and recognized $193,000 in goodwill on the transaction.

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut, in exchange for transfer of title to the Company of ERN’s four occupational health centers in Connecticut which the Company had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25,000 for its share of the network’s assets. There will be a final settlement between the parties after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date. Final settlement will occur during 2005.

In 2002, the Company recognized revenue of $2,286,000 for the seven occupational health centers owned by HMG which it no longer manages. Because a significant portion of the revenue was paid to third party providers for services rendered to the Company’s patients, the loss of revenue did not have a material impact on its operating profit.

On April 1, 2003, the Company purchased an occupational health practice in Murfreesboro, Tennessee and consolidated the operations into its existing center. The Company recognized $493,000 in goodwill and other intangible assets on the transaction.

Effective April 30, 2003, the Company terminated its long-term management contract with a hospital system in Nashville, Tennessee and concurrently purchased five centers which it had previously managed for a total consideration of $1,700,000, payable in cash of $300,000 at closing, and $400,000, $500,000 and $500,000 on October 1, 2003, 2004 and 2005, respectively. In September 2004, the Company renegotiated the payment terms with the seller for the $1,000,000 then outstanding. Under the terms of the amended agreement, the Company will pay a total of $1,029,000 in fifteen approximately equal monthly installments beginning October 1, 2004. However, the balance outstanding on September 30, 2005 of $201,000 will be payable in full on October 1, 2005 if such payment will not cause an immediate default under the Company’s line of credit, or if the Company reasonably believes, based on its historical financial performance, that it would not cause such a default within three months of the date such payment was made.

In connection with the purchase of the five centers in Tennessee, the seller forgave the loan payable balance of $1,200,000 (before discount) due under the long-term management contract. Accordingly, the Company offset against the purchase price the net deferred credit previously recorded on the management contract which amounted to $550,000. This deferred credit represented the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The net of the aforementioned items resulted in the recognition of $98,000 in fixed assets and $35,000 in goodwill and other intangible assets and had no impact on the Company’s statement of operations.

The Company will also consider establishing start-up centers when appropriate. This approach is most suitable for geographic areas proximate to existing Company centers or where a significant source of patients can be assured through arrangements with large employers and third-party administrators. Often, start-ups can be developed in concert with a local provider, enabling the Company to minimize its investments, particularly during the early growth phase of the site. The Company will continue to explore opportunities such as these when conditions warrant such an approach. However, there can be no assurance the Company will be successful in these efforts.

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

Concentra, Inc. is the nation’s largest company providing occupational healthcare services followed by U.S. HealthWorks, Inc. and the Company. The Company is in direct competition with these companies in approximately half the markets in which it operates. While the Company believes it can compete effectively with these companies on the basis of quality and service, there can be no assurance that these competitors will not establish similar services to those offered by the Company in all its markets. These companies are larger than the Company and have greater financial resources.

Laws and Regulations

General

As a participant in the healthcare industry, the Company’s operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its operations are in material compliance with applicable laws. Nevertheless, many aspects of the Company’s business operations, especially those related to the special nature of the Company’s relationship with the Medical Providers, have not been the subject of state or federal regulatory interpretation, and there can be no assurance that a review of the Company’s or the Medical Providers’ businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Medical Providers or that the healthcare regulatory environment will not change so as to restrict the Company’s or the Medical Providers’ existing operations or their expansion.

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

Uncertainties Related to Changing Healthcare Environment

Over the last several years, the healthcare industry has experienced change. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs may play an increasing role in the delivery of occupational healthcare services. Further, competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, health maintenance organizations and other significant providers of managed care products. To facilitate the Company’s managed care strategy, the Company is offering risk-sharing products for the workers’ compensation industry that will be marketed to employers, insurers and managed care organizations. However, no assurance can be given that the Company will prosper in the changing healthcare environment or that the Company’s strategy to develop managed care programs will succeed in meeting employers’ and workers’ occupational healthcare needs.

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

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, the Company has noticed these impacts in portions of the first and fourth quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to the occurrence of plant closings, vacations, holidays, a reduction in new employee hires, and inclement weather. These activities also cause a decrease in drug and alcohol tests, medical monitoring services and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels.

Employees

As of March 1, 2005, the Company employed 516 individuals on a full and part-time basis. The total clinical professionals contracted or associated with the Company as of March 1, 2005 were 270, including physicians, physician assistants, nurse practitioners, nurses, medical assistants, physical and occupational therapists, and assistant physical and occupational therapists. None of the Company’s employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. Such statements include statements regarding the Company’s objective to develop a network of regional occupational healthcare systems providing integrated services through multi-disciplinary teams. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company’s actual results are locating and identifying suitable partnership candidates; the ability to consummate operating agreements on favorable terms; the success of such ventures, if completed; the costs and delays inherent in managing growth; the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services; the availability of sufficient financing; the attractiveness of the Company’s capital stock to finance its ventures; strategies pursued by competitors; the restrictions imposed by government regulation; changes in the industry resulting from changes in workers’ compensation laws and regulations and in the healthcare environment generally; and other risks described in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, based on new information, future events or otherwise.

ITEM 2. PROPERTIES

The Company rents approximately 7,000 square feet of office space for its corporate offices in Hingham, Massachusetts.

The Company’s centers range in size from 750 square feet to approximately 15,000 square feet and generally have lease terms of between three years and seven years with varying renewal or extension rights. Some leases are subject to an annual escalation in rent either of a fixed percentage or based upon the increase in the Consumer Price Index over the prior year. A typical center ranges in size from approximately 4,000 to 10,000 square feet and has four to eight rooms used for examination and trauma, a laboratory, an x-ray room, and ancillary areas for reception, drug testing collection, rehabilitation, client education, and administration. Most centers are open from nine to ten hours each day for five days a week.

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

	High	Low
Quarter ended March 31, 2003	$1.60	$1.30
Quarter ended June 30, 2003	1.85	0.73
Quarter ended September 30, 2003	1.35	1.25
Quarter ended December 31, 2003	1.90	1.25
Quarter ended March 31, 2004	2.80	1.25
Quarter ended June 30, 2004	2.25	1.40
Quarter ended September 30, 2004	2.60	1.55
Quarter ended December 31, 2004	4.40	1.90

The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 2005, the Company’s Common Stock was held by 75 stockholders of record and approximately 350 beneficial stockholders whose shares were held in “street” name.

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

The transfer agent and registrar for the Company’s Common Stock is American Stock Transfer & Trust Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	1,367,547	$2.27	105,766
Equity compensation plans not approved by security holders	—	—	—

Total	1,367,547	$2.27	105,766

(1)	Includes the Company’s 1993, 1996 and 1998 Stock Plans. The 1998 Stock Plan, as approved by the Company’s stockholders, reserved 150,000 shares of the Company’s Common Stock for the granting of non-qualified stock options, incentive stock options, and stock appreciation rights. The Company’s board of directors has subsequently approved, without stockholder approval, the reservation of an additional 870,000 shares of the Company’s Common Stock under the 1998 Stock Plan for the granting of non-qualified stock options and stock appreciation rights.
(2)	Each of the Company’s Stock Plans expires ten years from inception, after which no new options may be granted from them. Since the expiration of the 1993 Stock Plan in February 2003, options to purchase 52,052 shares under the 1993 Stock Plan have been forfeited by former employees and are no longer available for re-issuance.

On March 24, 2003, the Company paid a cash amount of $2,699,740, and issued 1,608,247 shares of its Common Stock and promissory notes in the aggregate principal amount of $2,699,740 to repurchase 1,416,667 shares of its Series A Convertible Preferred Stock, from certain venture capital funds and other accredited investors (the “Sellers”) in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below with respect to the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002, 2001 and 2000 are derived from financial statements not included herein. Certain prior year amounts reported in the consolidated statements of operations have been reclassified to conform to the 2004 presentation. The Company has reclassified its financial statements in order to present its center operating profit and has reallocated depreciation expense between center operating expenses and general and administrative expenses, as applicable. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Net revenue	$57,088	$53,538	$56,949	$57,017	$43,683
Center operating expenses	48,938	47,570	50,680	49,516	37,559

Center operating profit	8,150	5,968	6,269	7,501	6,124
General and administrative expenses	5,150	4,772	4,967	4,967	4,423
Amortization of intangibles	75	69	51	354	352

Income from operations	2,925	1,127	1,251	2,180	1,349
Interest expense, net	(821)	(642)	(397)	(462)	(499)
Minority interest and contractual settlements, net	(729)	(815)	(496)	(329)	105
Recovery of note receivable	—	—	—	—	248

Income (loss) before income taxes	1,375	(330)	358	1,389	1,203
Tax provision (benefit)	586	(99)	215	(2,695)	34

Net income (loss)	$789	$(231)	$143	$4,084	$1,169

Net income (loss) available to common shareholders - basic	$789	$(377)	$(537)	$3,390	$473

Weighted average common shares outstanding - basic	3,088,111	2,726,806	1,479,864	1,479,591	1,479,510

Net income (loss) per common share	$0.26	$(0.14)	$(0.36)	$2.29	$0.32

Net income (loss) available to common shareholders - assuming dilution	$789	$(377)	$(537)	$3,402	$485

Weighted average common shares outstanding - assuming dilution	3,212,008	2,726,806	1,479,864	3,161,331	2,935,745

Net income (loss) per common share - assuming dilution	$0.25	$(0.14)	$(0.36)	$1.08	$0.17

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$(1,960)	$(3,132)	$4,049	$4,453	$1,935
Total assets	23,913	24,099	24,397	24,198	22,148
Long-term debt, less current portion	604	1,705	1,982	1,229	1,614
Redeemable convertible preferred stock	—	—	10,653	9,973	9,279
Stockholders’ equity (deficit)	6,603	5,814	896	1,433	(1,957)

QUARTERLY RESULTS (UNAUDITED)

Set forth below is certain summary information with respect to the Company’s operations for the last eight fiscal quarters.

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net revenue	$14,105	$14,395	$14,961	$13,627
Income from operations	734	818	966	407
Net income	201	221	319	48

Net income per common share
Basic	$0.07	$0.07	$0.10	$0.02
Assuming dilution	$0.06	$0.07	$0.10	$0.01

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net revenue	$13,472	$13,150	$13,430	$13,486
Income from operations	440	137	31	519
Net income (loss)	68	(100)	(242)	43

Net (loss) income per common share
Basic and diluted	$(0.05)	$(0.03)	$(0.08)	$0.02

Data may not aggregate to annual amounts due to rounding.

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

The Company derives its revenue from three principal sources: treatment of work-related injuries, including the provision of rehabilitation services necessary to speed the patient’s post-injury recovery, injury prevention and regulatory compliance services such as pre-placement physical examinations and drug and alcohol tests, and workplace health and rehabilitation services where the Company provides on-site delivery of its services for work-related injuries, generally to regional locations of major corporations. Medical treatment of injuries and the associated rehabilitation services account for nearly two-thirds of the Company’s revenue, prevention and compliance services for about 25%, and workplace health and rehabilitation services for about 10%. The Company operates 35 centers, of which 26 are in the northeast of the United States, five are in Tennessee, and four are in Missouri. The Company manages workplace health contracts not only at sites close to its centers but also in many other areas of the country.

The level of economic activity in the regions of the country in which the Company’s centers are located impacts its profitability. Certain classifications of employment have higher injury rates than others. For example, manufacturing, transportation, healthcare delivery, and construction tend to have high injury rates and therefore high utilization of the types of services offered by the Company. Consequently, changes in the employment levels in these market sectors impact the volume of business available to the Company. The Company also provides more services when employment levels rise. The stronger the employment market, the greater the demand for pre-placement examinations and drug and alcohol tests. Higher levels of economic activity also result in more work-related injuries requiring treatment. In recent years, when employment levels have been soft and economic growth modest, the Company has focused on increasing its market share in a still very fragmented industry through aggressive marketing, offering high levels of service to its clients and maintaining a tight control on its costs.

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

Accounts receivable is the Company’s largest asset on its balance sheet. The Company closely monitors its days sales outstanding, a measure computed by dividing its annual average revenue per day into its current accounts receivable balance. By reducing its days sales outstanding, the Company can increase its cash inflow and use the additional funds to pay down its debt or for general corporate purposes. Conversely, an increase in its days sales outstanding results in less liquidity for the Company and restricts management’s operating flexibility. The Company’ days sales outstanding were 68, 60 and 62 in 2004, 2003 and 2002, respectively.

The Company’s major focus is building its revenue base. Once a center has covered its fixed costs, which account on average for approximately 55% of its revenue and consist primarily of employee-related expenses and rent and occupancy charges, each additional dollar of revenue generates a high variable profit margin. A new injury visit, for example, generates about $770 in net revenue through follow up visits and referrals to rehabilitation treatment.

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

Critical Accounting Policies

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from third-party payers, employers and others for services rendered. The Company operates in certain states that regulate the amounts which the Company can charge for its services associated with work-related injuries and illnesses.

Goodwill and Other Intangible Assets

The Company has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization.

The Company performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Impairment is determined by comparing the fair value to the carrying value of the reporting units. The fair value of each reporting unit is determined based on its discounted future cash flows using a discount reflecting the Company’s average cost of funds. If impairment were determined to have occurred, the Company would make the appropriate adjustment to goodwill to reduce the assets’ carrying value. No such impairment existed at December 31, 2004 or 2003.

Other intangible assets are comprised of non-compete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years. The Company performs an impairment test on such definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired. If impairment were determined to have occurred, the Company would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. No such impairment existed at December 31, 2004 or 2003.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its full-time physicians on a claims-made basis. At December 31, 2004, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so; nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

Reserves for Employee Medical Benefits

The Company retains a significant amount of self-insurance risk for its employee medical benefits. The Company maintains stop-loss insurance which limits the Company’s liability for medical insurance payments on both an individual and total group basis. At the end of each quarter, the Company records an accrued expense for estimated medical benefit claims incurred but not reported at the end of such period. The Company estimates this accrual based on various factors including historical experience, industry trends and recent claims history. This accrual is by necessity based on estimates and is subject to ongoing revision as conditions change and as new data present themselves. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of SFAS 123R are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its financial statements. It is, however, expected to have a negative effect on net income.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB 25 and accordingly does not recognize any compensation cost for employee stock options. Accordingly, adoption of the fair value method required by SFAS 123R will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the modified prospective adoption of SFAS 123R cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

In December 2004, the FASB decided to defer issuance of their final standard on earnings per share (“EPS”) entitled Earnings per Share, an Amendment to SFAS 128. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

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

	Years Ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Center operating expenses	(85.7)	(88.9)	(89.0)
General and administrative expenses	(9.0)	(8.9)	(8.7)
Amortization of intangibles	(0.1)	(0.1)	(0.1)
Interest expense, net	(1.5)	(1.2)	(0.7)
Minority interest and contractual settlements, net	(1.3)	(1.5)	(0.9)
Tax (provision) benefit	(1.0)	0.2	(0.4)

Net income (loss)	1.4%	(0.4)%	0.2%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Years Ended December 31, 2004 and 2003

Net Revenue

Net revenue in 2004 increased by $3,550, or 6.6%, to $57,088 from $53,538 in 2003. Net revenue at centers open for comparable periods in both years increased by $4,214, or 8.0%, primarily due to growth in revenue per visit as a result of price increases. A new center start-up in late 2003 generated $249 in additional revenue during the period in 2004 prior to the anniversary date of its opening. Same center prevention and regulatory compliance services revenue increased 3.1% in 2004 compared to the prior year and workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, increased 25.4%, primarily due to new contracts. Same center new injury initial visits decreased 5.9% in 2004 compared to 2003, primarily due to a soft fourth quarter.

The increase in net revenue in 2004 at centers open for comparable periods in both years was partially offset by the closure or elimination of certain unprofitable centers and lines of business which generated $913 of revenue during the three months ended March 31, 2003. Of the total revenue eliminated, $782 was attributable to the reorganization of the Company’s operations in Tennessee, including the closure of a center and the cessation of urgent care services, and $131 was attributable to the termination of management contracts in Connecticut.

Center Operating Expenses

Center operating expenses in 2004 increased $1,368, or 2.9%, to $48,938 from $47,570 in 2003. The principal expense increases were for the additional costs associated with the revenue gains during the year, charges in connection with the Company’s employee bonus program and other employee-related expenses, costs incurred for the ongoing rollout of the Company’s upgrade to its practice management system and consulting fees tied to revenue growth resulting from implementation of recommended improvements to the Company’s billing practices. These increases were partially offset by the elimination of costs relating to the provision of urgent care services in Tennessee and to centers no longer under management, primarily in Connecticut. As a percentage of net revenue, center operating expenses decreased to 85.7% in 2004 from 88.9% in 2003, reflecting the Company’s ability to leverage its fixed costs on its revenue growth.

General and Administrative Expenses

General and administrative expenses in 2004 increased $378 or 7.9%, to $5,150 in 2004 from $4,772 in 2003, primarily due to increases in regional management expenses and amounts accrued for management bonuses. As a percentage of net revenue, general and administrative expenses increased to 9.0% in 2004 from 8.9% in 2003.

Interest Expense, net

Interest expense in 2004 increased $179, to $829 from $650 in 2003. Of the total increase, $150 was attributable to a combination of an increase in borrowings under, and the rate of interest on, the Company’s line of credit. The Company has drawn down on its credit line primarily in order to make installment payments on its long-term debt and is charged interest on its borrowings at the prime rate plus 1.00%. Interest expense in 2004 was $87 more than in 2003 due to an increase in the interest rate on the Company’s Notes to 15.00% from 8.00% because the Company did not pay the full principal amount when due. Interest expense on other debt obligations decreased $58, primarily due to the lower outstanding balances on the Company’s long-term debt instruments. Interest income was $8 in both 2004 and 2003. As a percentage of net revenue, interest expense, net increased to 1.5% in 2004 from 1.2% in 2003.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2004, the minority interest in pre-tax profits of the joint ventures was $(729) compared to $(853) in 2003, reflecting a reduction in the aggregate profits of the joint venture operations as compared to the prior year. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partner’s share of operating (profits) or losses, respectively. There were no contractual settlements in 2004, since the Company terminated its management contracts with its former partners in Connecticut and Tennessee during the first six months of 2003. In 2003, the Company recorded receipt of funded operating losses of $38.

Tax Provision (Benefit)

There was a tax provision of $586 in 2004. In 2003, there was a net tax benefit of $(99) because the Company reported a loss for the year. The effective tax rate in 2004 was 42.6% compared to (30.2%) in 2003. The Company computes its effective tax rate based on its level of profitability, adjusted for certain expenses which are not deductible, and applying its blended federal and state income tax rates. Since the Company recorded a significant pre-tax profit in 2004 compared to a small loss in 2003, the upward impact of the permanent tax differences on the effective tax rate in 2004 is not as significant as it was in 2003.

Years Ended December 31, 2003 and 2002

Net Revenue

Net revenue in 2003 decreased by $3,411, or 6.0%, to $53,538 from $56,949 in 2002. The decrease in net revenue was primarily due to measures implemented by management to eliminate unprofitable operations or lines of business, partially offset by increases in revenue at centers open for more than one year. The termination of management contracts in Connecticut in January 2003 resulted in the elimination of $2,423 of revenue compared to 2002, and the reorganization of the Company’s operations in Tennessee, including the closure of two centers and the cessation of urgent care services, reduced revenue by an additional $3,579.

Net revenue at centers in operation for comparable periods in both years increased by $2,453, or 4.9%, primarily due to a growth in revenue per visit as a result of price increases. Same center new injury initial visits were down 1.5% for the year but were ahead of the prior year during the second half of 2003, reflecting both the capture of market share by the Company and the positive effects of a slowly recovering economy. Prevention services in 2003 were flat. Additional revenue of $138 in 2003 was primarily attributable to a new center start-up late in the year.

Center Operating Expenses

Center operating expenses decreased $3,110, or 6.1%, to $47,570 in 2003 from $50,680 in 2002. The decrease was primarily due to the reduction in the number of centers under management, principally in Connecticut where a majority of the costs related to payments to third party providers for services rendered to the Company’s patients, and the elimination of urgent care services in Tennessee after March 31, 2003. These cost reductions were partially offset by consulting fees tied to the increase in revenue resulting from implementation of recommended improvements to the Company’s billing practices, increases in professional and general liability insurance premiums, and costs relating to an upgrade to the Company’s practice management system. As a percentage of net revenue, center operating expenses decreased to 88.9% in 2003 from 89.0% in 2002.

General and Administrative Expenses

General and administrative expenses decreased $195, or 3.9%, to $4,772 in 2003 from $4,967 in 2002, with a decrease in corporate employee-related costs being partially offset by an increase in regional management expenses. As a percentage of net revenue, general and administrative expenses increased to 8.9% in 2003 from 8.7% in 2002.

Interest Expense, net

Interest expense increased to $650 in 2003 from $423 in 2002. The increase was attributable to the Company’s repurchase of its preferred stock in March 2003 in connection with which it increased its borrowings under its line of credit by $2,805 in order to pay $2,700 in cash to its preferred stockholders as well as the legal costs associated with the transaction, and issued $2,700 of 8.00% subordinated promissory notes. Interest income decreased to $8 in 2003 from $26 in 2002. As a percentage of net revenue, interest expense, net increased to 1.2% in 2003 from 0.7% in 2002.

Minority Interest and Contractual Settlements

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. In 2003, the minority interest in pre-tax profits of subsidiaries decreased to $(853) from $(891) in 2002, reflecting a reduction in the aggregate profits of the joint venture operations as compared to the prior year. Contractual settlements represent payments to, or receipts from, the Company’s partners under the Company’s management contracts in respect of the partners’ share of operating (profits) or losses, respectively. In 2003, the Company recorded receipt of $38 of funded operating losses compared to $395 in 2002.

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

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations (1)	$7,265	$7,148	$117	$—	$—
Capital lease obligations	1,236	749	324	163	—
Operating lease obligations	12,288	3,562	5,022	2,786	918
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$20,789	$11,459	$5,463	$2,949	$918

(1)	As of December 31, 2004, the amount available to the Company under the borrowing base formula for its line of credit was $6,933, of which $5,407 was drawn down. See Note 4 in the consolidated notes to the financial statements.

Liquidity and Capital Resources

At December 31, 2004, the Company had negative working capital of $1,960 compared to negative working capital of $3,132 in 2003 and positive working capital of $4,049 in 2002. The reduction of $1,172 in the negative working capital in 2004 compared to 2003 was primarily due to an increase in accounts receivable, net of allowances, of $1,806, partially offset by a decrease in cash and cash equivalents of $662 and an increase in total current liabilities of $168. Of the $7,181 decrease in working capital in 2003 compared to 2002, $5,672 related to the repurchase by the Company of its Series A Convertible Preferred Stock (the “Preferred Stock”). The Company increased its borrowings under its line of credit by $2,805 in order to pay $2,700 in cash to the preferred stockholders and $105 of legal costs associated with the transaction. It has also recognized as a current liability $2,867 of notes payable, inclusive of accrued interest, issued to the preferred stockholders. The Company’s principal sources of liquidity at December 31, 2004 consisted of (i) cash and cash equivalents aggregating $1,082, (ii) uncollateralized accounts receivable of $2,137 and (iii) $1,526 available under its asset-based line of credit.

Net cash provided by operating activities in 2004 was $3,233 compared to $2,959 in 2003 and $2,606 in 2002. The increase of $274 in 2004 compared to 2003 was due to an increase in profitability of $1,507, after adjusting for non-cash charges, partially offset by a negative net change in operating assets and liabilities of $1,233. The increase of $353 in 2003 compared to 2002 was due to a positive net change in operating assets and liabilities of $759, partially offset by a decrease in profitability of $406, after adjusting for non-cash charges.

Accounts receivable, net of allowances, increased by $1,806 in 2004 to $10,577 from $8,771 in 2003 and $9,736 in 2002. Of the increase in 2004, $1,251 was due to an increase in days sales outstanding and the balance to revenue growth. Days sales outstanding in accounts receivable, net of allowances were 68 at December 31, 2004 compared to 60 at December 31, 2003 and 62 at December 31, 2002. The increase in days sales outstanding in 2004 was due primarily to the temporary negative effect of the conversion to the Company’s upgraded practice management system with its related changes in center operating processes and to staff shortages at the central billing office.

The decrease in accounts receivable in 2003 as compared to 2002 was attributable in part to the decrease in the Company’s revenue over the period resulting from the reduction in the number of centers under management and the elimination of urgent care services, and in part to a reduction in days sales outstanding.

Accounts payable and accrued expenses increased $1,515 in 2004 to $7,421 from $5,906 in 2003. Of the total increase, $426 was attributable to an increase in the accrual for bonuses under the Company’s employee incentive programs, $303 to an increase in the number of days of accrued payroll and $205 to an increase in the amount due a third party administrator, primarily for claims incurred in the three months ended December 31, 2004 under the Company’s self-insured employee medical program. The balance of the increase in accounts payable was primarily due to a growth in the Company’s business and timing differences on the payment of obligations.

Accounts payable and accrued expenses decreased $44 in 2003 to $5,906 from $5,950 in 2002. Amounts due to third-party providers decreased $768, primarily due to the termination of a long-term management contract in Connecticut and conversion to in-center rehabilitation services upon the purchase of five centers in Tennessee. Effective January 1, 2003, the Company reduced the amount of earned but unused vacation time an employee may carry over to the following year, resulting in a decrease of $242 in the accrued vacation liability. Accounts payable increased $348 due to normal variances in the payment cycle. An increase of $293 in accrued professional fees related primarily to consulting fees tied to the increase in revenue resulting from implementation of recommended improvements to the Company’s billing practices. Accrued interest expense increased $180, primarily relating to the notes issued in connection with the repurchase of the Preferred Stock in March 2003. The professional liability accrual increased $163, primarily to recognize the actuarially determined liability for future payments for claims that have been reported and claims that have occurred but have not been reported.

Net cash used in investing activities was $380, $1,160 and $1,006 in 2004, 2003 and 2002, respectively. The Company’s investing activities included fixed asset additions of $380, $678 and $891 in 2004, 2003 and 2002, respectively, primarily related to information systems equipment. The fixed asset additions in 2002 and 2003 primarily related to the Company’s upgrade of its practice management system.

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

Net cash used by financing activities was $3,515, $1,729 and $1,533 in 2004, 2003 and 2002, respectively. In 2004, the Company increased its borrowings, after repayments, under its asset-based line of credit by $450, primarily to pay down its long-term debt obligations. In 2003, the Company increased its net borrowings under its line of credit by $3,061, primarily in connection with the repurchase of its Preferred Stock in March 2003. In 2002, the Company paid down $198, net of advances, under its line of credit.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reaches a certain minimum amount before requesting a draw down from its lease lines. In 2004, 2003 and 2002, cash proceeds of $217, $139 and $766, respectively, were received under its lease lines, primarily to fund information systems equipment. The Company used funds of $3,395, $1,181 and $1,205 in 2004, 2003 and 2002, respectively, for the payment of long-term debt and capital lease obligations. The use of funds in 2004 included the repayment of $2,025 of its subordinated promissory notes issued in connection with the Company’s repurchase of its Preferred Stock in 2003.

During the twelve months ended December 31, 2004, 2003 and 2002, the Company paid cash of $773, $845 and $886, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Subordinated Promissory Notes

In 2003, net cash used by financing activities included $2,805 in connection with the Company’s repurchase on March 24, 2003 of all of its outstanding Preferred Stock, namely 1,416,667 shares, for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. The Company incurred $105 of legal expenses in connection with this transaction. The Notes bore interest at 8.00% and were payable in three equal principal installments, together with interest accrued thereon, 12, 15, and 18 months after the date of issuance. In the event a principal payment is not made when due, the interest rate on the unpaid principal and interest amount increases to 15.00% until the default is cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The Company has determined that this default, under the terms of the Notes, does not constitute a cross default with respect to third party contractual obligations of the Company other than CapitalSource.

The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that occurs as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing to not pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

On each of May 5, 2004 and June 18, 2004, the Company paid an additional $225 of principal, being the balance of the amount due on its Notes as of March 24, 2004, together with accrued interest thereon of $22 and $27, respectively. After the payment on June 18, 2004, the Company was no longer in default on the Notes. However, the Company elected not to pay $900 due on the Notes on June 24, 2004 and so reverted to default, at which time the Company again began to accrue interest at 15.00% on the sum of the outstanding principal and the accrued interest to date.

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. On each of August 27, September 30, October 29, November 30 and December 22, 2004 the Company paid an additional $225 of principal together with accrued interest thereon of $26, $22, $16, $15 and $8, respectively. At December 31, 2004, the total amount outstanding on the Notes was $678, of which $3 represented accrued interest.

In January 2005, the Company determined that, due primarily to a deterioration in the days sales outstanding in its accounts receivable and a consequent reduction in liquidity, it should conserve its cash and not pay the balance outstanding on the Notes by March 31, 2005, the expiration date of the waiver granted by CapitalSource. Accordingly, effective March 7, 2005, the Company obtained from CapitalSource an extension of its waiver through December 31, 2005. Also effective March 7, 2005, the Note holders agreed in writing to extend their original agreement dated March 24, 2004 to not pursue any remedies related to the failure to pay the Notes when due from March 31, 2005 to December 31, 2005.

Secured Credit Facility

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

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000, must obtain the prior approval of CapitalSource before acquiring any new business, and is prohibited from the payment of dividends. The Company was in compliance with its financial covenants through December 31, 2004. As of and for the trailing six months ended December 31, 2004, the Company’s minimum liquidity was $2,166 and its fixed charge ratio was 1.68.

Based on its projections, the Company expects to be in compliance during 2005 with its covenants under the CapitalSource Credit Line, as amended by the waiver effective March 7, 2005. However, there can be no assurance that the Company will meet its projections and, if it does not, it may not be in compliance with its covenants in the future.

Lease Lines

In March 2001, the Company entered into an agreement for an equipment facility (the “Equipment Facility”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate was based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuated with any change in the T-Note rate up until the time of payment commencement for each draw down. At December 31, 2004, the Company had utilized all of its Equipment Facility.

In August 2002, the Company entered into an agreement for collateralized equipment lease financing in the approximate amount of $1,600 (the “Collateralized Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors were based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company has utilized this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At December 31, 2004, the Company had utilized all of its Collateralized Line.

In December 2003, the Company entered into an agreement for collateralized equipment lease financing of approximately $330 (the “Lease Line”). The Company drew down $346 on the Lease Line during the six months ended June 30, 2004. In June 2004, the Lease Line was increased by $250 (the “Lease Line Extension”), for a combined lease line of $596. The Lease Line Extension was available for equipment purchases made during the balance of 2004. Borrowings under both facilities are repayable over 60 months. The interest rate on the Lease Line was initially set at certain percentage points above the Five Year Interest Rate Swap rate and subsequently changed to certain percentage points above the most recent weekly average rate of the Five Year Treasuries, both rates being struck at the time of funding. The weighted average interest rate on the Lease Line is 8.90%. The interest rate on the Lease Line Extension is set at a fixed 5.05 percentage points above the most recent weekly average rate of the Five Year Treasuries at the time of funding. In December 2004, the Company drew down $134 under the Lease Line Extension with an effective interest rate of 8.65%. At December 31, 2004, the Company had utilized $479 of the combined lease line.

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

Treasury Stock

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

Professional Liability Insurance Risk

The Company maintains entity professional liability insurance coverage on a claims-made basis, shared professional liability insurance coverage in the name of its full-time physicians, also on a claims-made basis, and an umbrella policy to supplement those coverages. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. The annual cost to the Company for its professional liability and umbrella insurance increased 125% to $772 from $343 between 2002 and 2004 with similar coverage, despite the Company’s assuming more of the risk itself. In early 2005, however, the Company observed a softening in the market for such insurance coverage as new carriers entered the market, attracted in part by the higher premiums. Whether or not this moderately favorable climate represents the beginning of a longer term trend or is merely a brief aberration is unknown. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates and changes in those schedules generally lag the increase in medical-related costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2004. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a draw down is effected. As a result, at any given time a change in interest rates could result in either an increase or decrease in the Company’s interest expense. The Company performed a sensitivity analysis as of December 31, 2004 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The auditors’ reports, consolidated financial statements and financial statement schedule that are listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule on page 44 hereof are incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 1, 2005, the executive officers and directors of the Company were:

Name	Age	Position with the Company

John C. Garbarino	52	President, Chief Executive Officer and Director

Lynne M. Rosen	43	Chief Operating Officer

H. Nicholas Kirby	56	Senior Vice President, Sales and Development

Keith G. Frey	65	Chief Financial Officer and Secretary

William B. Patterson, MD, MPH	56	Chief Medical Officer

Edward L. Cahill	51	Director

Kevin J. Dougherty	58	Director

Angus M. Duthie	65	Director

Steven W. Garfinkle	47	Director

Donald W. Hughes	54	Director

Frank H. Leone	60	Director

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

Lynne M. Rosen, a founder of OH+R, was appointed Chief Operating Officer of the Company in October 2001. She had served as Senior Vice President, Operations of the Company since March 1999. From 1997 to 1999, Ms. Rosen served as Senior Vice President, Planning and Development. Ms. Rosen had previously held the positions of Vice President and Assistant Secretary since the Merger. From April 1988 through June 1992, Ms. Rosen held various positions with Occupational Orthopaedic Center, Inc., including general manager. Ms. Rosen was an athletic trainer at the University of Pennsylvania Sports Medicine Center from 1986 to March 1988 and at the University of Rhode Island from 1985 to 1986.

H. Nicholas Kirby was appointed Senior Vice President, Sales and Development of the Company in September 2003. Prior to that he served as Senior Vice President, Corporate Development from January 1998 and as Vice President, Corporate Development from June 1996. From August 1994 to June 1996, he was OH+R’s Director of Operations in Maine. Mr. Kirby was a founder and President of LINK Performance and Recovery Systems, Inc. (“LINK”) from January 1986 until the sale of the company to OH+R in August 1994. LINK was an occupational health company headquartered in Portland, Maine.

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

William B. Patterson, MD, MPH, FACOEM was appointed Chief Medical Officer of the Company in January 2003. He has also served as Chair of the Company’s Medical Policy Board since September 1998. He served as Medical Director of the Company’s Massachusetts operations from August 1997 when New England Health Center, a company of which he was the founder and president was acquired by the Company, until June, 2000. Dr. Patterson is board certified in both internal medicine and occupational/environmental medicine. He has served as President of the New England College of Occupational and Environmental Medicine and is on its Board of Directors. Dr. Patterson is as an assistant professor at the Boston University School of Public Health. He has a teaching appointment at the Harvard School of Public Health and has been a consultant to many large corporations and government agencies in occupational and environmental medicine.

Edward L. Cahill has served as a director of the Company since November 1996. Mr. Cahill is a Managing Partner of HLM Venture Partners, a venture capital firm specializing in healthcare companies. He was a founding partner of Camden Partners and its predecessor entity Cahill, Warnock & Co., LLC (“Cahill, Warnock”), a private equity firm. Prior to founding Cahill Warnock in July 1995, Mr. Cahill had been a Managing Director at Alex. Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm’s Health Care Investment Banking Group. Mr. Cahill is also a director of Animas Corporation, Johns Hopkins Medicine, and several private companies.

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

Angus M. Duthie served as a director of OH+R from June 1992 and has been a director of the Company since the Merger. Mr. Duthie is currently a General Partner of Prince Ventures, L.P., a venture capital firm he co-founded in 1978, and a director of several private companies. Mr. Duthie has over 30 years of experience involving portfolio company management.

Steven W. Garfinkle has served as a director of the Company since July 1998. Since November 2003, Mr. Garfinkle has served as Chief Executive Officer of Prism Education Group, Inc. an operator of post-secondary career schools. From January 2002 to October 2003, Mr. Garfinkle served as Chairman and Chief Executive Officer of Advanced Care Solutions, Inc., a start-up medical staffing company. From November 1999 to December 2001, he served as President and Chief Executive Officer of Maestro Learning, Inc. From September 1998 to November 1999, he was a principal in NorthStar Health Advisors LLC, a private healthcare consultancy group. Mr. Garfinkle served as Chairman and Chief Executive Officer of Prism Health Group Inc. (“Prism”) from 1992 until Prism was sold to Mariner Health, Inc. in 1997 and from 1991 to 1992 was President of New England Health Strategies. From 1982 to 1991, Mr. Garfinkle served as Chief Operating Officer and in several other senior management positions for the Mediplex Group, Inc.

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

The directors are elected to three-year terms or until their successors have been duly elected and qualified. The terms of Angus M. Duthie, John C. Garbarino and Steven W. Garfinkle expire at the 2005 Annual Meeting of Stockholders. The terms of Edward L. Cahill and Donald W. Hughes expire in 2006. The terms of Kevin J. Dougherty and Frank H. Leone expire in 2007.

Pursuant to the terms of an Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement”) dated as of March 24, 2003, certain of the Company’s stockholders have agreed to vote all of their shares of Common Stock to elect certain nominees to the Company’s board of directors. The Stockholders’ Agreement provides that such nominees are to be determined as follows: (a) the Chief Executive Officer of the Company (presently, John C. Garbarino); (b) a person designated by the OH+R Principal Stockholders, as defined in the Stockholders’ Agreement (presently, Kevin J. Dougherty); (c) two persons designated by Cahill, Warnock Strategic Partners Fund, L.P. (presently, Edward L. Cahill and Donald W. Hughes); (d) a person designated by the Chief Executive Officer (presently, Angus M. Duthie); and (e) two persons unaffiliated with the management of the Company (the “Independent Directors”) and mutually agreeable to all of the other directors (presently, Steven W. Garfinkle and Frank H. Leone).

Executive officers serve at the discretion of the Company’s board of directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Other Key Officers

As of March 1, 2005, other key contributing officers of the Company were:

Name	Age	Position with the Company
Mark S. Flieger	48	Senior Vice President, Information Services

Janice M. Goguen	41	Vice President, Finance and Controller

Patti E. Walkover	50	Vice President, Reimbursement and Contracting

Mary E. Kenney	56	Vice President, Operations

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

Janice M. Goguen has served Vice President, Finance and Controller of the Company since May 2000. Previously, she had served as Corporate Controller since joining the Company in October 1997. From November 1992 through October 1997, Ms. Goguen was Corporate Controller for AdvantageHEALTH Corporation, which merged with HEALTHSOUTH Corporation. From August 1985 to November 1992, Ms. Goguen was employed by Ernst & Young, LLP where she planned, managed and executed audits of publicly held, privately owned, and non-profit companies. Ms. Goguen is a Certified Public Accountant.

Patti E. Walkover was appointed Vice President, Reimbursement and Contracting of the Company in January 2003. She joined the Company in March 1999 as Vice President, Network Operations. From April 1996 to February 1999, Ms. Walkover served as Vice President, New Markets and Vice President of Operations, respectively, for Healthcare First, a regionally based workers’ compensation managed care company, where she was responsible for network development and operations in New England and New York. Healthcare First was acquired by Gates McDonald in October 1998. Ms. Walkover was Director of Occupational Health and Workers’ Compensation Managed Care at VHA East in Philadelphia from February 1993 to March 1996 where she developed the TeamWorks occupational health plan. Her prior positions include Program Director for the Occupational Health Center at Chester County Hospital (January 1992 to January 1993), and Administrative Director at the Crozier Center for Occupational Health (November 1989 to December 1991), a multi-site occupational health program in greater Philadelphia.

Mary E. Kenney was appointed Vice President, Operations of the Company in October 2004. Prior to that she served as Vice President, Northeast Operations from October 2001. She joined the Company in January 1995 as Manager of Clinical Services, Maine, and served as Regional Operations Director, Maine from May 1998 through September 2001. From May 1990 through December 1994, Ms. Kenney served as Executive Director for the Center for Health Promotion, a division of Maine Medical Center, the largest single provider of occupational medical services in the state of Maine. Other leadership positions included Program Director for Health Promotion and Cardiac Rehabilitation for Geisinger Medical Center in Pennsylvania. In these positions, Ms. Kenney was responsible for the start-up and development of the programs, as well as financial and operational oversight.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires the Company’s executive officers, as defined for the purposes of Section 16(a) of the Act, and directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Except for the late filing of Forms 4 with respect to the purchase of Common Stock by H. Nicholas Kirby in June 2004 and the sale of Common Stock in June, August, September and November 2004 by William B. Patterson, and based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2004, all such reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain information regarding the compensation paid by the Company to the Company’s Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 in 2004 (together the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Name and Principal Position	Year	Annual Compensation		Securities Underlying Options (#)	All Other Compensation (1)
		Salary	Bonus
John C. Garbarino President and Chief Executive Officer	2004 2003 2002	$232,000 226,646 230,000	$27,840 — 10,000	28,319 26,200 100,000	$14,077 13,483 13,037
Lynne M. Rosen Chief Operating Officer	2004 2003 2002	187,000 182,685 185,000	22,440 — 10,000	22,080 — 39,500	6,146 4,461 3,786
William B. Patterson, MD, MPH Chief Medical Officer, Chair-Medical Policy Board	2004 2003 2002	187,000 182,685 185,000	22,440 — 10,000	— 5,000 10,000	10,315 9,650 8,515
H. Nicholas Kirby Senior Vice President, Sales and Development	2004 2003 2002	162,000 158,262 160,000	19,440 — 10,000	28,496 — 10,000	5,199 4,224 4,473
Keith G. Frey Chief Financial Officer and Secretary	2004 2003 2002	162,000 158,262 160,000	19,440 — 10,000	5,000 15,000 20,000	11,506 9,746 9,741

(1)	Consists of the Company’s matching contributions under its 401(k) Plan, car allowances, and group life and disability insurance premiums.

Option Grants

The following table sets forth information with respect to non-qualified stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2004.

OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 2004

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in 2004	Exercise Price Per Share	Expiration Date
Name					5%	10%
John C. Garbarino	28,319	21.0%	$3.90	12/16/14	$69,458	$176,019

Lynne M. Rosen	10,000	7.4	1.30	2/03/14	8,176	20,719

	12,080	9.0	3.90	12/16/14	29,628	75,084

William B. Patterson, MD, MPH	—	—	—	—	—	—

H. Nicholas Kirby	5,000	3.7	1.30	2/03/14	4,088	10,359

	23,496	17.4	3.90	12/16/14	57,628	146,042

Keith G. Frey	5,000	3.7	3.90	12/16/14	12,263	31,078

(1)	Options granted vest ratably over 4 years on each of the first four anniversary dates of the grant date.
(2)	The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company’s Common Stock.

Option Exercises and Year-End Values

The following table sets forth information concerning option holdings as of December 31, 2004 with respect to the Named Executive Officers.

AGGREGATED OPTIONS EXERCISED DURING THE YEAR ENDED DECEMBER 31, 2004

AND VALUE OF UNEXERCISED OPTIONS AT DECEMBER 31, 2004

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options at FY-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Garbarino	—	$—	213,619	104,219	$549,322	$257,549

Lynne M. Rosen	—	—	96,830	46,830	254,543	116,923

William B. Patterson, MD, MPH.	—	—	27,313	6,437	54,400	19,125

H. Nicholas Kirby	—	—	54,746	34,246	97,366	48,473

Keith G. Frey	—	—	68,750	31,250	172,338	82,813

(1)	Based on the fair market value of the Company’s common stock as of December 31, 2004 of $4.50 minus the exercise price of options.

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

Director Compensation

Except for the Independent Directors and, commencing January 1, 2004, Angus M. Duthie, the Company’s directors do not receive any cash compensation for service on the Company’s board of directors or any committee thereof, but all directors are reimbursed for expenses actually incurred in connection with attending meetings of the Company’s board of directors and any committee thereof. In 2004, each of the Independent Directors and Angus M. Duthie received $2,000 for each meeting of the Company’s board of directors he attended.

Upon election to the Company’s board of directors, each Independent Director was granted a non-qualified stock option to purchase 20,000 shares of the Company’s Common Stock.

The following table sets forth the non-qualified stock options granted by the Company during the fiscal year ended December 31, 2004 to each director who was not an employee.

Name	Number of Securities Underlying Options Granted in 2004 (1)	Exercise Price Per Share	Expiration Date
Edward L. Cahill	3,200	$3.90	12/16/14

Kevin J. Dougherty	3,200	3.90	12/16/14

Angus M. Duthie	6,200	3.90	12/16/14

Steven W. Garfinkle.	5,000	3.90	12/16/14

Donald W. Hughes	2,000	3.90	12/16/14

Frank H. Leone	5,000	3.90	12/16/14

(1)	The exercise price of all such option grants was the fair market value of the Company’s Common Stock on the date of grant. All such options vest ratably over four years on each of the first four anniversary dates of the dates of grant and are exercisable for a period of ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 1, 2005 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Executive Officer of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Total Voting Power
Cahill, Warnock Strategic Partners Fund, L.P. (1) (2) One South Street, Suite 2150 Baltimore, MD 21202	770,871	24.9%

Venrock Entities (1) (3) 30 Rockefeller Plaza, Room 5508 New York, NY 10112	269,123	8.7%

Bank of America Corporation (1) (4) 100 North Tryon Street, Floor 25 Bank of America Corporate Center Charlotte, NC 28255	229,159	7.4%

Pantheon Global PCC Limited (5) Transamerica Center 600 Montgomery Street, 23rd Floor San Francisco, CA 94111	196,775	6.4%

The Venture Capital Fund of New England III, L.P. (1) (6) 30 Washington Street Wellesley Hills, MA 02481	191,319	6.2%

Asset Management Associates 1989, L.P. (1) (7) 480 Cowper Street, 2nd Floor Palo Alto, CA 94301	184,954	6.0%

John C. Garbarino (1) (8) 175 Derby Street, Suite 36 Hingham, MA 02043	292,238	8.6%

Lynne M. Rosen (1) (9)	122,111	3.8%

Keith G. Frey (10)	68,750	2.2%

H. Nicholas Kirby (11)	67,496	2.1%

William B. Patterson, MD, MPH (12)	31,613	1.0%

Edward L. Cahill (13)	27,000	*

Kevin J. Dougherty (14)	27,000	*

Angus M. Duthie (15)	48,430	1.5%

Steven W. Garfinkle (16)	37,500	1.2%

Donald W. Hughes (17)	26,200	*

Frank H. Leone (18)	37,500	1.2%

All directors and executive officers as a group (11 persons) (19)	785,838	20.3%

*	Less than 1%

(1)	Each of the stockholders who is a party to a certain Amended and Restated Stockholders’ Agreement dated as of March 24, 2003, by and among the Company and certain of its stockholders (the “Stockholders’ Agreement”) may be deemed to share voting power with respect to, and therefore may be deemed to beneficially own, all of the shares of the Common Stock subject to the Stockholders’ Agreement. Such stockholders disclaim such beneficial ownership.
(2)	Edward L. Cahill and Donald W. Hughes, directors of the Company, are General Partners of Cahill, Warnock Strategic Partners, L.P., the General Partner of Cahill, Warnock Strategic Partners Fund, L.P. David L. Warnock is also a General Partner of Cahill, Warnock Strategic Partners, L.P. The General Partners of Cahill, Warnock Strategic Partners, L.P. share voting and investment power with respect to the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Cahill, Warnock Strategic Partners, L.P. disclaims beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P.
(3)	Consists of 130,861 shares of Common Stock held by Venrock Associates and 138,262 shares of Common Stock held by Venrock Associates II, L.P. Michael C. Brooks, Eric S. Copeland, Anthony B. Evnin, Bryan E. Roberts, Ray A. Rothrock, Anthony Sun, and Michael F. Tyrell are General Partners of Venrock Associates and of Venrock Associates II, L.P. The General Partners of Venrock Associates and of Venrock Associates II, L.P. share voting and investment power with respect to the shares held by Venrock Associates and by Venrock Associates II, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of Venrock Associates and Venrock Associates II, L.P. disclaims beneficial ownership of the shares held by Venrock Associates and Venrock Associates II, L.P.
(4)	Consists of 115,636 shares of Common Stock reported as beneficially owned in Schedule 13G dated August 10, 2004 as filed with the SEC by Bank of America Corporation and its affiliates on behalf of its subsidiary, BancBoston Ventures Inc., and 113,523 shares of Common Stock held in the name of BancBoston Ventures Inc.
(5)	Reported as beneficially owned in Schedule 13G dated July 10, 2000 as filed with the SEC to report shares held by Pantheon Global PCC Limited for its own account for the benefit of its shareholders, Pantheon Global Secondary Fund, L.P., Pantheon Global Secondary Fund, Ltd. and Pantheon International Participations, PLC.
(6)	Kevin J. Dougherty, a director of the Company, is a General Partner of FH&Co. III, L.P., the General Partner of The Venture Capital Fund of New England III, L.P. Richard A. Farrell, Harry J. Healer, Jr. and William C. Mills III are also General Partners of FH&Co. III, L.P. The General Partners of FH&Co. III, L.P. share voting and investment power with respect to the shares held by The Venture Capital Fund of New England III, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of FH&Co. III, L.P. disclaims beneficial ownership of the shares held by The Venture Capital Fund of New England III, L.P.
(7)	Craig C. Taylor, Franklin P. Johnson Jr., John F. Shoch and W. Ferrell Sanders are General Partners of AMC Partners 89, L.P., the General Partner of Asset Management Associates 1989, L.P. The General Partners of AMC Partners 89, L.P. share voting and investment power with respect to the shares held by Asset Management Associates 1989, L.P. and may be deemed to be the beneficial owners of such shares. Each of the General Partners of AMC Partners 89, L.P. disclaims beneficial ownership of the shares held by Asset Management Associates 1989, L.P. except to the extent of any pecuniary interest therein.
(8)	Includes 220,169 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(9)	Includes 99,330 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(10)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(11)	Includes 55,996 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(12)	Includes 27,313 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.

(13)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005. Does not include 770,871 shares of Common Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 42,713 shares of Common Stock held by Strategic Associates, L.P. Mr. Cahill is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Cahill disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(14)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005. Mr. Dougherty disclaims any beneficial ownership in the shares held by The Venture Capital Fund of New England III, L.P. See Note 6.
(15)	Includes 27,750 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(16)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(17)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005. Does not include 770,871 shares of Common Stock held by Cahill, Warnock Strategic Partners Fund, L.P. (see Note 2) and 42,713 shares of Common Stock held by Strategic Associates, L.P. Mr. Hughes is a General Partner of Cahill, Warnock Strategic Partners, L.P., the General Partner of each of Cahill, Warnock Strategic Partners Fund, L.P. and of Strategic Associates, L.P. Mr. Hughes disclaims any beneficial ownership of the shares held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
(18)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005.
(19)	Includes an aggregate of 654,508 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 1, 2005. Does not include an aggregate of 1,004,903 shares of Common Stock with respect to which certain directors disclaim beneficial ownership. See Notes 2, 6, 13, 14 and 17.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	1,367,547	$2.27	105,766
Equity compensation plans not approved by security holders	—	—	—

Total	1,367,547	$2.27	105,766

(1)	Includes the Company’s 1993, 1996, and 1998 Stock Plans. The 1998 Stock Plan, as approved by the Company’s stockholders, reserved 150,000 shares of the Company’s Common Stock for the granting of non-qualified stock options, incentive stock options, and stock appreciation rights. The Company’s board of directors has subsequently approved, without stockholder approval, the reservation of an additional 870,000 shares of the Company’s Common Stock under the 1998 Stock Plan for the granting of non-qualified stock options and stock appreciation rights.
(2)	Each of the Company’s Stock Plans expires ten years from inception, after which no new options may be granted from them. Since the expiration of the 1993 Stock Plan in February 2003, options to purchase 52,052 shares under the 1993 Stock Plan have been forfeited by former employees and are no longer available for re-issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No relationships or related transactions exist that require reporting by the Company for the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for audit-related services, tax services and all other services rendered by PwC for the years ended December 31, 2004 and 2003.

(in thousands)	2004	2003
Audit fees	$190	$167
Audit-related fees	—	—

	190	167
Tax fees (1)	56	57
All other fees	—	—

	$246	$224

(1)	Primarily tax compliance services, including U.S. federal and state income tax returns.

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

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The auditors’ report, consolidated financial statements and financial statement schedule listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule on page 44 hereof are filed as part of this report, commencing on page 45 hereof.

Schedule II Valuation and Qualifying Accounts

(b) Exhibits

3.01		Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 21, 2003 (Filed as Exhibit 3.01 to Form 10-Q for the quarterly period ended March 31, 2003, File No. 0-21428, and incorporated by reference herein).

3.02		Restated Bylaws, as amended (Filed as the exhibit stated in Form 10-K for the fiscal year ended December 31, 1996, File No. 0-21428, and incorporated by reference herein).

4.01		Form of Common Stock Certificate (Filed as Exhibit 4.01 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

4.02	(a)	Amended and Restated Revolving Credit and Security Agreement dated December 15, 2003 by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC, and CapitalSource Finance LLC (“Lender”) (Filed as Exhibit 4.02(a) to Form 10-K for the fiscal year ended December 31, 2003, File No. 0-21428, and incorporated by reference herein).

4.02	(b)	Amended and Restated Revolving Note by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC, and Lender to pay Lender $7,250,000 (Filed as Exhibit 4.02(b) to Form 10-K for the fiscal year ended December 31, 2003, File No. 0-21428, and incorporated by reference herein).

4.02	(c)	Waiver dated as of March 7, 2005 under the Amended and Restated Revolving Credit and Security Agreement dated December 15, 2003 by and between the Company, CM Occupational Health, Limited Liability Company and OHR-SSM, LLC and Lender.*

10.01		Employment Agreement by and between the Company and John C. Garbarino dated as of June 6, 1996 (Filed as Exhibit 10.02 to Form 10-Q for the quarterly period ended June 30, 1996, File No. 0-21428, and incorporated by reference herein).

10.02	(a)	Series A Convertible Preferred Stock Repurchase Agreement among the Company and certain security holders dated as of March 24, 2003.**

(b	)	Amended and Restated Stockholders’ Agreement among the Company and certain security holders dated as of March 24, 2003.**

(c	)	Amended and Restated Registration Rights Agreement among the Company and certain security holders dated as of March 24, 2003.**

(d	)	Promissory Notes dated March 24, 2003 payable to certain security holders.**

(e	)	Subordination Agreement dated March 24, 2003 by and among the Company, certain security holders, and DVI Business Credit Corporation and DVI Financial Services Inc, which has been assigned to Lender.**

(f	)	Forbearance dated as of March 7, 2005 by holders of Promissory Notes.*

10.03	(a)	Lease Agreement dated August 30, 2002 by and between the Company and Somerset Capital Group, Ltd. (“Somerset”) (Filed as Exhibit 10.07(a) to Form 10-Q for the quarterly period ended September 30 2002, File No. 0-21428, and incorporated by reference herein).

(b	)	Letter dated August 29, 2002 to the Company from Somerset (Filed as Exhibit 10.07(a) to Form 10-Q for the quarterly period ended September 30 2002, File No. 0-21428, and incorporated by reference herein).

10.04		1998 Stock Plan (as fully amended).++

21.01		Subsidiaries of the Company.++

23.01		Consent of PricewaterhouseCoopers LLP.++

31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++

31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++

32.01		Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

*	Previously filed as the exhibit stated in Form 8-K dated March 14, 2005 and filed on March 18, 2005, File No. 0-21428, and incorporated by reference herein.
**	Previously filed as the exhibits stated in Form 10-K for the fiscal year ended December 31, 2002, File No. 0-21428, and incorporated by reference herein.
++	Filed herewith.

The Company agrees to furnish to the SEC a copy of any instrument evidencing long-term debt, which is not otherwise required to be filed.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

For the Years Ended December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Occupational Health + Rehabilitation Inc:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 44 present fairly, in all material respects, the financial position of Occupational Health + Rehabilitation Inc and its subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 29, 2005

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(dollar amounts in thousands)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,082	$1,744
Accounts receivable, less allowance for doubtful accounts of $1,225 and $1,082 in 2004 and 2003, respectively	10,577	8,771
Deferred tax assets	830	691
Prepaid expenses and other assets	869	812

Total current assets	13,358	12,018
Property and equipment, net	2,289	3,111
Goodwill, net	6,687	6,687
Other intangible assets, net	112	152
Deferred tax assets	1,329	1,990
Other assets	138	141

Total assets	$23,913	$24,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,400	$1,073
Accrued expenses	3,324	3,016
Accrued payroll	2,697	1,817
Current portion of long-term debt	7,148	8,462
Current portion of obligations under capital leases	749	782

Total current liabilities	15,318	15,150
Long-term debt, less current maturities	117	851
Obligations under capital leases, less current maturities	487	854

Total liabilities	15,922	16,855

Commitments and contingencies
Minority interests	1,388	1,430
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,088,111 shares issued and outstanding	3	3
Additional paid-in capital	13,037	13,037
Accumulated deficit	(6,437)	(7,226)

Total stockholders’ equity	6,603	5,814

Total liabilities and stockholders’ equity	$23,913	$24,099

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(amounts in thousands, except per share amounts)

	2004	2003	2002
Net Revenue	$57,088	$53,538	$56,949

Center operating expenses	48,938	47,570	50,680

Center operating profit	8,150	5,968	6,269
General and administrative expenses	5,150	4,772	4,967
Amortization of intangibles	75	69	51

Income from operations	2,925	1,127	1,251
Non-operating gains (losses)
Interest expense, net	(821)	(642)	(397)
Minority interest and contractual settlements, net	(729)	(815)	(496)

Income (loss) before income taxes	1,375	(330)	358
Tax provision (benefit)	586	(99)	215

Net income (loss)	$789	$(231)	$143

Net income(loss) available to common shareholders	$789	$(377)	$(537)

Per share amounts:
Net income (loss) per common share - basic	$0.26	$(0.14)	$(0.36)

Net income (loss) per common share - assuming dilution	$0.25	$(0.14)	$(0.36)

Weighted average common shares outstanding:
Basic	3,088	2,727	1,480

Assuming dilution	3,212	2,727	1,480

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND REDEEMABLE STOCK

For the Years Ended December 31, 2004, 2003 and 2002

(dollar amounts in thousands)

	Redeemable Convertible Preferred Stock Series A	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Shares	Amount			Shares	Amount
Balance at December 31, 2001	$9,973	1,479,864	$1	$9,070	$(7,138)	100,502	$(500)	$1,433
Accrual of preferred stock dividends	680			(680)				(680)
Net income					143			143

Balance at December 31, 2002	10,653	1,479,864	1	8,390	(6,995)	100,502	(500)	896
Accrual of preferred stock dividends	146			(146)				(146)
Repurchase of preferred stock	(10,799)	1,608,247	2	5,293				5,295
Retirement of treasury stock				(500)		(100,502)	500	—
Net loss					(231)			(231)

Balance at December 31, 2003	—	3,088,111	3	13,037	(7,226)	—	—	5,814
Net income					789			789

Balance at December 31, 2004	$—	3,088,111	$3	$13,037	$(6,437)	—	$—	$6,603

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(amounts in thousands)

	2004	2003	2002
Operating activities:
Net income (loss)	$789	$(231)	$143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,381	1,336	961
Amortization	75	69	51
Provision for doubtful accounts	974	1,008	1,069
Minority interest	731	853	891
Imputed interest on non-interest bearing promissory notes payable	64	91	112
Loss on disposal of fixed assets	11	33	13
Deferred tax expense (benefit)	522	(119)	206
Changes in operating assets and liabilities:
Accounts receivable	(2,780)	(43)	406
Prepaid expenses and other assets	(49)	28	(390)
Restructuring liability	—	(22)	(50)
Accounts payable and accrued expenses	1,515	(44)	(806)

Net cash provided by operating activities	3,233	2,959	2,606

Investing activities:
Property and equipment additions	(380)	(678)	(891)
Cash paid for acquisitions and other intangibles	—	(482)	(115)

Net cash used in investing activities	(380)	(1,160)	(1,006)

Financing activities:
Proceeds (repayment) from lines of credit	450	3,061	(198)
Proceeds from lease lines	217	139	766
Payments of long-term debt and capital lease obligations	(3,395)	(1,181)	(1,205)
Payments made for debt issuance costs	(14)	(98)	(10)
Distributions to joint venture partners	(773)	(845)	(886)
Repurchase of preferred stock	—	(2,805)	—

Net cash used by financing activities	(3,515)	(1,729)	(1,533)

Net (decrease) increase in cash and cash equivalents	(662)	70	67
Cash and cash equivalents at beginning of year	1,744	1,674	1,607

Cash and cash equivalents at end of year	$1,082	$1,744	$1,674

Noncash items:
Accrual of dividends payable	$—	$146	$680
Repurchase of preferred stock	—	8,099	—
Capital leases, excluding proceeds received from lease lines	196	539	648
Retirement of treasury stock	—	500	—

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Occupational Health + Rehabilitation Inc (the “Company”) is a leading provider of occupational healthcare services to employers and their employees and specializes in the prevention, treatment and management of work related injuries and illnesses as well as regulatory compliance services. The Company develops and operates occupational health centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and submanagement agreements with professional corporations (“Physician Practices”) that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

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

All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Cash and cash equivalents include cash balances of joint ventures of $1,012 and $1,358 at December 31, 2004 and 2003, respectively. These funds are utilized only for joint venture purposes unless paid as dividends to the joint venture partners.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the useful lives of the respective assets. Medical equipment is depreciated over 10 years, and furniture and office equipment is depreciated over 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation of assets under capital leases is included with depreciation.

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

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The Company performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Impairment is determined by comparing the fair value to the carrying value of the reporting units. The fair value of each reporting unit is determined based on its discounted future cash flows using a discount reflecting the Company’s average cost of funds. If impairment were determined to have occurred, the Company would make the appropriate adjustment to goodwill to reduce the assets’ carrying value. No such impairment existed at December 31, 2004 or 2003.

Other intangible assets are comprised of non-compete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years. The Company performs an impairment test on such definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired. If impairment were determined to have occurred, the Company would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. No such impairment existed at December 31, 2004 or 2003.

Joint Ventures

The Company has entered into joint ventures with health systems in which the Company owns varying percentages but no less than a majority. Accordingly, these joint ventures are consolidated for financial reporting purposes. The minority equity holders’ portions of the equity in the joint ventures are disclosed as an obligation on the balance sheets. The minority equity holders’ portions of the operating results are disclosed in the statements of operations as a non-operating gain or loss.

Revenue Recognition

Revenue is recorded at estimated net amounts to be received from employers, third-party payers and others for services rendered. The Company operates in certain states that regulate the amounts the Company can charge for its services associated with work-related injuries and illnesses.

Contractual Settlements

The Company has in the past entered into management contracts to manage the day-to-day operations of certain clinics. Generally, these contracts required a payment by the Company at the inception of the agreement, which was recorded as an intangible asset and amortized over the initial term of the contract. The contracts generally required the sharing of profits and losses at varying percentages throughout the contract term. The funding/payment of these contractual settlement amounts were recorded as non-operating gains or losses. Effective April 30, 2003, the Company terminated its last management contract upon the purchase of five centers which it had previously managed for a hospital system in Nashville, Tennessee.

The Company recorded $0, $38 and $395 of funded operating losses and contractual settlements for the years ended December 31, 2004, 2003 and 2002, respectively, as non-operating gains.

Provision for Doubtful Accounts

Accounts receivable consists primarily of amounts due from third-party payers (principally managed care companies and commercial insurance companies), employers and others, including private-pay patients. Estimated provisions for doubtful accounts are recorded to the extent that it is probable that a portion or all of a particular account receivable will not be collected. The Company estimates the provision for doubtful accounts based on various factors including payer type, historical collection patterns, and the age of the receivable. Changes in estimates for particular accounts receivable are recorded in the period in which the change occurs.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its full-time physicians on a claims-made basis. At December 31, 2004, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so; nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

Reserves for Employee Medical Benefits

The Company retains a significant amount of self-insurance risk for its employee medical benefits. The Company maintains stop-loss insurance which limits the Company’s liability for medical insurance payments on both an individual and total group basis. The Company records an accrued expense for estimated medical benefit claims incurred but not reported. The Company estimates this accrual based on various factors including historical experience, industry trends and recent claims history. This accrual is by necessity based on estimates and is subject to ongoing revision as conditions change and as new data present themselves. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

Stock Compensation Arrangements

The Company has a Stock Option Program. SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value method defined in SFAS 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB 25. Consequently, no compensation cost related to the Stock Option Program is reflected in net income since all options under this program had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Stock Option Program.

	2004	2003	2002
Net income (loss) available to common stockholders, as reported	$789	$(377)	$(537)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(159)	(223)	(152)

Pro forma net income (loss) available to common stockholders	$630	$(600)	$(689)

Earnings (Loss) per share:
Basic - as reported	$0.26	$(0.14)	$(0.36)

- pro forma	$0.20	$(0.22)	$(0.47)

Assuming dilution - as reported	$0.25	$(0.14)	$(0.36)

- pro forma	$0.20	$(0.22)	$(0.47)

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The Company believes that the carrying value of its financial instruments approximates fair value.

Segment Reporting

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company’s efforts are devoted to occupational healthcare that are managed and reported in one segment. The Company derives all of its revenues from services provided in the United States of America.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of SFAS 123R are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this standard to determine the impact on its financial statements. It is, however, expected to have a negative effect on net income.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB 25 and accordingly does not recognize any compensation cost for employee stock options. Accordingly, adoption of the fair value method required by SFAS 123R will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the modified prospective adoption of SFAS 123R cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

In December 2004, the FASB decided to defer issuance of their final standard on earnings per share (“EPS”) entitled Earnings per Share, an Amendment to SFAS 128. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Reclassifications

Certain prior year amounts have been reclassified on the accompanying Consolidated Financial Statements to conform to the 2004 presentation. The Company has reclassified its financial statements in order to present its center operating profit and has reallocated depreciation expense between center operating expenses and general and administrative expenses, as applicable.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. A valuation allowance is established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized.

2. Joint Ventures, Acquisitions and Contractual Settlements

Effective January 31, 2003, the Company terminated its long-term management contract with Eastern Rehabilitation Network (“ERN”), an affiliate of Hartford Hospital, Hartford, Connecticut. As consideration for agreeing to the termination, the Company acquired title to the four occupational health centers in Connecticut which it had previously managed for ERN. In addition, ERN agreed to terminate its network provider agreement with Hartford Medical Group (“HMG”), also an affiliate of Hartford Hospital, under which the Company had managed seven occupational health centers owned by HMG. The Company agreed to pay ERN $25 for its share of the network’s assets. There will be a final settlement between the parties after the Company has collected all amounts owed to, and paid all amounts owed by, the network as of the termination date. Final settlement will occur during 2005, and the Company has recorded its estimated liability.

In 2002, the Company recognized revenue of $2,286 for the seven occupational health centers owned by HMG which it no longer manages. Because a significant portion of the revenue was paid to third party providers for services rendered to the Company’s patients, the loss of revenue has not had a material impact on the Company’s operating profit.

On April 1, 2003, the Company purchased an occupational health practice in Murfreesboro, Tennessee for a total consideration of $525, payable in cash of $150 at closing, and $125 on each of March 31, 2004, 2005, and 2006, and consolidated the operations into its existing center. The note is non-interest bearing and has been discounted. The Company recognized $493 in goodwill and other intangible assets on the transaction.

Effective April 30, 2003, the Company terminated its long-term management contract with a hospital system in Nashville, Tennessee and concurrently purchased five centers which it had previously managed for a total consideration of $1,700, payable in cash of $300 at closing, and $400, $500, and $500 on October 1, 2003, 2004, and 2005, respectively. In September 2004, the Company renegotiated the payment terms with the seller for the $1,000 then outstanding. Under the terms of the amended agreement, the Company will pay a total of $1,029 in fifteen monthly installments: six payments of $70, beginning October 1, 2004; seven payments of $68, beginning April 1, 2005; and two payments of approximately $67, beginning November 1, 2005. However, the balance outstanding on September 30, 2005 of $201 will be payable in full on October 1, 2005 if such payment will not cause an immediate default under the terms of the Company’s asset-based line of credit, or if the Company reasonably believes, based on its historical financial performance, that it would not cause such a default within three months of the date such payment was made. The note is non-interest bearing and has been discounted.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

In connection with the purchase of the five centers in Tennessee, the seller forgave the loan payable balance of $1,200 (before discount) due under the long-term management contract. Accordingly, the Company offset against the purchase price the net deferred credit previously recorded on the management contract which amounted to $550. This deferred credit represented the net difference between payments made by the hospital system for working capital deficiencies and the discounted value of the non-interest bearing loan payable to the hospital system. The net of the aforementioned items resulted in the recognition of $98 in fixed assets and $35 in goodwill and other intangible assets and had no impact on the Company’s statement of operations.

In January 2002, the Company entered into an affiliation with a hospital system in New Jersey to operate its employee health and occupational health programs. In February 2002, the Company purchased two occupational health programs. In February 2002, the Company purchased two occupational health clinics located in New Jersey and transferred the hospital system’s occupational health program to these centers. The combined purchase price of these entities was $610, of which $70 was in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. The Company recognized goodwill of $621 on these transactions. In January 2005, the Company renegotiated the payment terms for the $140,000 then outstanding on the subordinated note. Under the terms of the amended agreement, the Company will pay the outstanding amount in varying installments between February 1, 2005 and May 1, 2005. Effective July 1, 2002, the Company assumed the 40% ownership interest of its joint venture partner in its Rochester, New York center and recognized $193 in goodwill on the transaction. Effective August 1, 2002, the Company increased its ownership in its joint venture in the St. Louis, Missouri market to 96% from 80%, and recognized $90 in goodwill on the transaction.

All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

In connection with certain acquisitions prior to 2000, the Company entered into contractual arrangements whereby the selling parties were entitled to receive contingent cash consideration based upon the achievement of certain minimum operating results. Obligations related to these contingencies were reflected as additional goodwill in the periods they became known. At December 31, 2004, there were no contingent obligations outstanding.

3. Property and Equipment

Property and equipment, inclusive of assets under capital leases, consisted of the following at December 31, 2004 and 2003:

	2004	2003
Medical equipment	$1,672	$1,795
Furniture and office equipment	4,693	4,739
Leasehold improvements	969	950
Vehicles	1	13

	7,335	7,497
Less accumulated depreciation	(5,046)	(4,386)

	$2,289	$3,111

Depreciation expense was $1,381, $1,336 and $961 for the years ended December 31, 2004, 2003 and 2002, respectively.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Property and equipment under capital leases consisted of the following at December 31, 2004 and 2003:

	2004	2003
Medical equipment	$219	$102
Furniture and office equipment	2,300	2,186
Leasehold improvements	202	202

	2,721	2,490
Less accumulated depreciation	(1,301)	(689)

	$1,420	$1,801

The Company entered into capital lease obligations of $413, $678 and $1,414 in 2004, 2003 and 2002, respectively.

4. Long-Term Debt, Other Credit Arrangements and Liquidity

Long-term debt consisted of the following at December 31, 2004 and 2003:

	2004	2003
8.00% Subordinated promissory notes, now bearing interest at 15.00%	$675	$2,700
Promissory notes bearing interest at rates ranging from 0% to 12%, due in periodic installments through December 2005	1,183	1,656
Credit line collateralized by certain accounts receivable	5,407	4,957

	7,265	9,313
Less current portion	7,148	8,462

	$117	$851

The non-interest bearing note payable over three years to the sellers of an occupational health practice has been discounted at 5.25% and the amended non-interest bearing note payable over fifteen months to a hospital system has been discounted at 5.75%.

On March 24, 2003, the Company repurchased all of its outstanding Series A Convertible Preferred Stock in exchange for (i) $2,700 in cash at closing, (ii) subordinated debt in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock.

In April 2003, the Company purchased an occupational health practice in Murfreesboro, Tennessee for a total consideration of $525, of which $150 was paid in cash, with the balance due in equal installments over the succeeding three years. At December 31, 2004, the discounted amount payable was $241.

In May 2003, the Company purchased five occupational health clinics located in Tennessee which it had previously managed for a total consideration of $1,700, of which $300 was paid in cash with the balance payable in varying installments through October 2005. In September 2004, the Company renegotiated the payment terms on $1,000 then outstanding. Under the terms of the amended agreement, the Company will pay a total of $1,029 in fifteen monthly installments of approximately equal amounts, commencing October 1, 2004. At December 31, 2004, the discounted amount payable was $798.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

In February 2002, the Company purchased two occupational health clinics located in New Jersey. The purchase price of these clinics was $610, of which $70 was paid in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. In January 2005, the Company renegotiated the payment terms on the subordinated note. Under the terms of the amended agreement, the Company will pay the outstanding amount in varying installments between February 1, 2005 and May 1, 2005. At December 31, 2004, the amount payable was $140.

In June 2000, a joint venture partnership of the Company issued a promissory note for $86 in connection with the construction of leasehold improvements for one of the partnership’s centers. The note is payable in equal installments over 60 months and the interest rate is 12%. At December 31, 2004, the amount payable was $4.

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At December 31, 2004, the interest rate under the CapitalSource Credit Line was 6.25%.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the subordinated promissory notes (the “Notes”), and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000, must obtain the prior approval of CapitalSource before acquiring any new business, and is prohibited from the payment of dividends. The Company was in compliance with its financial covenants through December 31, 2004. As of and for the trailing six months ended December 31, 2004, the Company’s minimum liquidity was $2,166 and its fixed charge ratio was 1.68, respectively.

Based on its projections, the Company expects to be in compliance during 2005 with its covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its covenants in the future.

At December 31, 2004, the maximum amount available under the lender’s borrowing base formula was $6,933, of which $5,407 was outstanding.

Aggregate maturities of obligations under long-term debt agreements are as follows:

2005	$7,148
2006	117

$7,265

Interest paid in 2004, 2003 and 2002 was $985, $471 and $440, respectively.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Liquidity

Under the terms of its Notes, the Company was required to make principal payments of $900 on each of March 24, June 24 and September 24, 2004 together with accrued interest thereon. If the Company did not fulfill its contractual payment obligations, the interest rate on the unpaid principal and interest increased to 15.00% from 8.00% until such default was cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The Company has determined that this default, under the terms of the Notes, does not constitute a cross default with respect to third party contractual obligations of the Company other than CapitalSource.

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

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. On each of August 27, September 30, October 29, November 30 and December 22, 2004 the Company paid an additional $225 of principal together with accrued interest thereon of $26, $22, $16, $15 and $8, respectively. At December 31, 2004, the total amount outstanding on the Notes was $678, of which $3 represented accrued interest.

In January 2005, the Company determined that, due primarily to a deterioration in the days sales outstanding in its accounts receivable and a consequent reduction in liquidity, it should conserve its cash and not pay the balance outstanding on the Notes by March 31, 2005, the expiration date of the waiver granted by CapitalSource. Accordingly, effective March 7, 2005, the Company obtained from CapitalSource an extension of its waiver through December 31, 2005. Also effective March 7, 2005, the Note holders agreed in writing to extend their original agreement dated March 24, 2004 to not pursue any remedies related to the failure to pay the Notes when due from March 31, 2005 to December 31, 2005.

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other long-term debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available to it under the Credit Line, together with cash generated from operations and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

5. Leases

The Company maintains operating leases for commercial property and office equipment. The commercial leases contain renewal options and require the Company to pay certain utilities and taxes over established base amounts. Operating lease expenses were $3,895, $3,671 and $3,434 for the years ended December 31, 2004, 2003 and 2002, respectively.

In March 2001, the Company entered into an agreement for an Equipment Facility (the “Equipment Facility”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest rate was based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At December 31, 2004, the full amount of the Equipment Facility had been utilized. Interest rates range from 9.93% to 10.99%.

In August 2002, the Company entered into an agreement for collateralized equipment lease financing in the approximate amount of $1,600 (the “Collateralized Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company has utilized this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At December 31, 2004, the full amount of the Collateralized Line had been utilized. Interest rates range from 3.25% to 9.65%.

In December 2003, the Company entered into an agreement for collateralized equipment lease financing of approximately $330 (the “Lease Line”). The Company drew down $346 under the Lease Line. In June 2004, the Lease Line was increased by $250 (the “Lease Line Extension”), for a combined lease line of $596. The Lease Line Extension was available for equipment purchases made during the balance of 2004. Borrowings under both facilities are repayable over 60 months. The interest rate on the Lease Line was initially set at certain percentage points above the Five Year Interest Rate Swap rate and subsequently changed to certain percentage points above the most recent weekly average rate of the Five Year Treasuries, both rates being struck at the time of funding. The weighted average interest rate on the Lease Line is 8.90%. The interest rate on the Lease Line Extension is set at a fixed 5.05 percentage points above the most recent weekly average rate of the Five Year Treasuries at the time of funding. In December 2004, the Company drew down $134 under the Lease Line Extension with an effective interest rate of 8.65%. At December 31, 2004, the Company had utilized $479 of the combined lease line.

The Company has also entered into equipment lease arrangements with other lenders. Interest rates on these leases range from 11.35% to 14.79%.

Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

	Capital Leases	Operating Leases
2005	$817	$3,562
2006	252	2,812
2007	123	2,210
2008	118	1,935
2009 and thereafter	57	1,769

Total minimum lease payments	1,367	$12,288

Less: amounts representing interest	131

Present value of net minimum lease payments	$1,236

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

6. Income Taxes

For the years ended December 31, 2004 and 2003, the provision for income taxes consisted of the following:

	2004	2003
Current:
Federal	$32	$—
State	34	20

Total current	66	20

Deferred:
Federal	407	(90)
State	113	(29)

Total deferred	520	(119)

	$586	$(99)

Income tax paid, net of (refunds), in 2004, 2003 and 2002 was $57, $17 and $(2), respectively.

A reconciliation of the differences between the U.S statutory income tax rate and the effective tax rates based on income (loss) before taxes is as follows:

	2004	2003
Federal income tax	34.0%	34.0%
State income tax, net of federal income tax effect	3.7	1.9
Permanent differences and other	4.9	(5.7)

	42.6%	30.2%

At December 31, 2004 and 2003, the components of the Company’s deferred tax assets and liabilities were:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$1,644	$2,279
Federal alternative minimum tax credit	33	—
Accrued expenses and reserves	829	651

Total deferred tax assets	2,506	2,930
Deferred tax liabilities:
Depreciation and amortization	(347)	(249)

Deferred tax assets, net	$2,159	$2,681

At December 31, 2004, the Company had federal net operating loss carryforwards of $4,378 available for use which begin to expire in 2009. Of this amount, $1,536 is subject to an annual limitation on usage under the change in stock ownership rules of the Internal Revenue Code.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

7. Stockholders’ Equity and Redeemable Preferred Stock

Net Income (Loss) Per Common Share

The Company calculates earnings per share in accordance with SFAS 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and convertible securities while diluted earnings per share includes such amounts. For purposes of the net income (loss) per share calculation, the income (loss) available to common shareholders has been adjusted for accrued but unpaid dividends on the preferred stock ($0, $146 and $680 in 2004, 2003 and 2002, respectively). For 2003 and 2002, the effect of dilutive options is not considered since it would be antidilutive.

	2004	2003	2002
Basic Earnings per Share:
Net income (loss)	$789	$(231)	$143
Dividends accrued on preferred stock	—	(146)	(680)

Net income (loss) available to common shareholders	$789	$(377)	$(537)

Total weighted average shares outstanding (000)—basic	3,088	2,727	1,480

Net income (loss) per common share—basic	$0.26	$(0.14)	$(0.36)

Diluted Earnings per Share:
Net income (loss)	$789	$(231)	$143
Dividends accrued on preferred stock	—	(146)	(680)

Net income (loss) available to common shareholders	$789	$(377)	$(537)

Share data (000)
Total weighted average shares outstanding	3,088	2,727	1,480
Options	124	—	—

Total weighted average shares outstanding—assuming dilution	3,212	2,727	1,480

Net income (loss) available per common share—assuming dilution	$0.25	$(0.14)	$(0.36)

For the years ended December 31, 2003 and 2002, $(0.14) and $(0.36) are both the basic and diluted net loss per common share. The weighted average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive.

	2004	2003	2002
Share data (000)
Incremental shares from assumed conversion of Series A preferred stock	—	—	1,417
Stock options	1,244	1,229	1,301

	1,244	1,229	2,718

Preferred Stock

At December 31, 2004, 5,000,000 shares of preferred stock, $.001 par value, were authorized and unissued. In 1996, 1,666,667 of such shares were designated as Series A Convertible Preferred Stock (“Series A”). On

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

November 6, 1996, the Company issued 1,416,667 shares of redeemable Series A in a private placement at a purchase price of $6.00 per share. Each share of Series A was convertible, at the option of the holder, into one share of Common Stock, subject to certain adjustments. Commencing November 6, 1999, dividends became payable on the shares of Series A when and if declared by the Company’s board of directors and thereafter accrued at an annual cumulative rate of $0.48 per share, subject to certain adjustments. At December 31, 2002, $2,153 of dividends were accrued and included in the carrying value of the preferred stock.

On March 24, 2003, the Company repurchased all of its outstanding Series A for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s Common Stock. The Notes bore interest at 8.00% and were payable in three equal principal installments, together with interest accrued thereon, 12, 15 and 18 months after the date of issuance. In the event a principal payment was not made when due, the interest rate on the unpaid principal and interest amount increased to 15.00% until the default was cured.

On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The Company has determined that this default, under the terms of the Notes, does not constitute a cross default with respect to third party contractual obligations of the Company other than CapitalSource.

The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waives any similar cross default that occurs as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing to not pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

On July 23, 2004, the Company paid $243 on the Notes, being the total interest accrued thereon as of that date. On each of August 27, September 30, October 29, November 30 and December 22, 2004 the Company paid an additional $225 of principal together with accrued interest thereon of $26, $22, $16, $15 and $8, respectively. At December 31, 2004, the total amount outstanding on the Notes was $678, of which $3 represented accrued interest.

In January 2005, the Company determined that, due primarily to a deterioration in the days sales outstanding in its accounts receivable and a consequent reduction in liquidity, it should conserve its cash and not pay the balance outstanding on the Notes by March 31, 2005, the expiration date of the waiver granted by CapitalSource. Accordingly, effective March 7, 2005, the Company obtained from CapitalSource an extension of its waiver through December 31, 2005. Also effective March 7, 2005, the Note holders agreed in writing to extend their original agreement dated March 24, 2004 to not pursue any remedies related to the failure to pay the Notes when due from March 31, 2005 to December 31, 2005.

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Shares Reserved for Future Issuance

At December 31, 2004, the Company has reserved 1,367,547 shares of common stock for future issuance under its Stock Plans.

8. Benefit Plans

Stock Plans

1998 Stock Plan: In January 1998, the Company’s board of directors adopted the 1998 Stock Plan which provided for the granting of up to 150,000 non-qualified stock options, incentive stock options, and stock appreciation rights to employees, directors, and consultants of the Company. In 2002, 2003, and 2004, the Company’s board of directors increased the number of shares of common stock issuable under the plan by 200,000, 50,000 and 100,000, respectively. At December 31, 2004, 1,020,000 shares were issuable under the 1998 Stock Plan.

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

1993 Stock Plan: The Company’s 1993 Stock Plan provided for the granting of options to purchase up to 245,000 shares of the Company’s common stock during its ten year term, which elapsed in February 2003. No new options may now be granted from the plan. At December 31, 2004, options to purchase 52,052 shares had been forfeited since the expiration of the plan and are no longer available for re-issuance.

The options in all of the above plans generally become exercisable over a four-year period and generally expire in ten years.

A summary of the activity under the stock plans follows:

	2004	Weighted- average Exercise Price	2003	Weighted- average Exercise Price	2002	Weighted- average Exercise Price
Outstanding, at beginning of year	1,228,576	$2.08	1,301,631	$2.54	1,095,117	$2.93
Granted	159,495	3.62	109,700	1.45	308,500	1.29
Exercised	—	—	—	—	—	—
Canceled	(20,524)	1.69	(182,755)	4.99	(101,986)	2.91

Outstanding, at end of year	1,367,547	$2.27	1,228,576	$2.08	1,301,631	$2.54

OCCUPATIONAL HEALTH + REHABILITATION INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Related information for options outstanding and exercisable as of December 31, 2004 under the stock plans is as follows:

Range of exercise prices	Options Outstanding	Options Exercisable	Weighted- average Remaining Life (years)
$ 1.20 - 1.77	547,533	315,258	6.56
2.00 - 2.98	476,150	439,630	6.25
3.00 - 3.75	270,905	127,160	6.12
4.50 - 6.00	72,959	72,959	2.64

	1,367,547	955,007

Pro Forma Information for Stock-Based Compensation

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its Stock Plans, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using the minimum value method for options granted prior to 1996, the date of the Company’s merger, and the Black-Scholes option pricing model for options granted in and subsequent to 1996. The following weighted-average assumptions were used to determine the fair value for 2004, 2003 and 2002, respectively: a risk-free interest rate of 4.07% in 2004, 3.50% in 2003 and 3.40% in 2002; an expected dividend yield of 0% each year; an average volatility factor of the expected market price of the Company’s common stock over the expected life of the options of 1.131 in 2004, 1.056 in 2003 and 1.219 in 2002; and a weighted-average expected life of the options of between 5.75 years and 7.25 years.

Retirement Plan

The Company has a qualified 401(k) plan for employees meeting certain eligibility requirements. The Company contributes up to 2% of an employee’s cash compensation depending on the employee’s contribution percentage. Company contributions to the 401(k) plan were $295, $290 and $294 during 2004, 2003 and 2002, respectively.

9. Subsequent Event

In January 2005, the Company determined that, due primarily to a deterioration in the days sales outstanding in its accounts receivable and a consequent reduction in liquidity, it should conserve its cash and not pay the balance outstanding on its Notes by March 31, 2005, the expiration date of the waiver granted by CapitalSource on March 30, 2004. Accordingly, effective March 7, 2005, the Company obtained from CapitalSource an extension of its waiver through December 31, 2005. Also effective March 7, 2005, the Note holders agreed in writing to extend their original agreement dated March 24, 2004 to not pursue any remedies related to the failure of the Company to pay the Notes when due from March 31, 2005 to December 31, 2005.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Occupational Health + Rehabilitation Inc

December 31, 2004

	Allowance for Doubtful Accounts December 31,
	2004	2003	2002
Beginning balance	$1,082,000	$969,300	$1,168,800
Charged to revenue	1,000,000	1,007,500	1,069,300
Deductions (1)	(857,000)	(894,800)	(1,268,800)

Ending balance	$1,225,000	$1,082,000	$969,300

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005

Occupational Health + Rehabilitation Inc

By:	/s/ JOHN C. GARBARINO
John C. Garbarino President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. GARBARINO John C. Garbarino	President And Chief Executive Officer (principal executive officer)	March 31, 2005

/s/ KEITH G. FREY Keith G. Frey	Chief Financial Officer And Secretary (principal financial officer)	March 31, 2005

/s/ JANICE M. GOGUEN Janice M. Goguen	Vice President, Finance and Controller (principal accounting officer)	March 31, 2005

/s/ EDWARD L. CAHILL Edward L. Cahill	Director	March 31, 2005

/s/ KEVIN J. DOUGHERTY Kevin J. Dougherty	Director	March 31, 2005

/s/ ANGUS M. DUTHIE Angus M. Duthie	Director	March 31, 2005

/s/ STEVEN W. GARFINKLE Steven W. Garfinkle	Director	March 31, 2005

/s/ DONALD W. HUGHES Donald W. Hughes	Director	March 31, 2005

/s/ FRANK H. LEONE Frank H. Leone	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.04	1998 Stock Plan (as fully amended)

21.01	Subsidiaries of the Company

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002