Form 10-Q
period 2005-03-31
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2005-05-13
CIK 887757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2005 was 3,094,875.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands, except share data – par value)

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,460	$1,082
Accounts receivable, less allowance for doubtful accounts	10,479	10,577
Deferred tax assets	830	830
Prepaid expenses and other assets	769	869

Total current assets	14,538	13,358
Property and equipment, net	2,000	2,289
Goodwill, net	6,687	6,687
Other intangible assets, net	105	112
Deferred tax assets	1,038	1,329
Other assets	134	138

Total assets	$24,502	$23,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,433	$1,400
Accrued expenses	3,205	3,324
Accrued payroll	3,235	2,697
Current portion of long-term debt	7,256	7,148
Current portion of obligations under capital leases	611	749

Total current liabilities	15,740	15,318
Long-term debt, less current maturities	—	117
Obligations under capital leases, less current maturities	417	487

Total liabilities	16,157	15,922

Commitments and contingencies
Minority interests	1,307	1,388
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,094,875 and 3,088,111 shares issued and outstanding in 2005 and 2004	3	3
Additional paid-in capital	13,047	13,037
Accumulated deficit	(6,012)	(6,437)

Total stockholders’ equity	7,038	6,603

Total liabilities and stockholders’ equity	$24,502	$23,913

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Income

(dollar amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004
Net revenue	$14,523	$14,105

Center operating expenses	12,021	12,140

Center operating profit	2,502	1,965

General and administrative expenses	1,319	1,218
Amortization of intangibles	14	13

Income from operations	1,169	734

Nonoperating gains (losses):
Interest expense, net	(177)	(194)
Minority interest	(257)	(200)

Income before income taxes	735	340
Tax provision	310	139

Net income	$425	$201

Net income available to common shareholders	$425	$201

Per share amounts:
Net income per common share – basic	$0.14	$0.07

Net income per common share – assuming dilution	$0.12	$0.06

Weighted average common shares outstanding:
Basic	3,093,029	3,088,111

Assuming dilution	3,488,268	3,213,449

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$425	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	320	372
Amortization	14	13
Provision for doubtful accounts	27	143
Minority interest	257	200
Imputed interest on non-interest bearing promissory notes payable	13	18
Gain on disposal of fixed assets	—	(3)
Deferred tax expense	291	134
Changes in operating assets and liabilities:
Accounts receivable	71	(863)
Prepaid expenses and other assets	104	221
Accounts payable and accrued expenses	452	745

Net cash provided by operating activities	1,974	1,181

Investing activities:
Property and equipment additions	(31)	(24)
Cash paid for acquisitions and other intangibles	(7)	—

Net cash used by investing activities	(38)	(24)

Financing activities:
Proceeds from (repayment of) lines of credit	357	(376)
Payments of long-term debt and capital lease obligations	(586)	(669)
Payments made for debt issuance costs	—	(14)
Distributions to joint venture partners	(339)	(442)
Proceeds from exercise of stock options	10	—

Net cash used by financing activities	(558)	(1,501)

Net increase (decrease) in cash and cash equivalents	1,378	(344)
Cash and cash equivalents at beginning of period	1,082	1,744

Cash and cash equivalents at end of period	$2,460	$1,400

Noncash item:
Capital leases, excluding proceeds received from lease lines	—	93

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of March 31, 2005 and results of operations for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2. Reclassifications

Certain prior year amounts have been reclassified on the accompanying Consolidated Financial Statements to conform to the 2005 presentation. The Company has reclassified its financial statements in order to present its center operating profit and has reallocated depreciation expense between center operating expenses and general and administrative expenses, as applicable.

3. Significant Accounting Policies

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of the provisions of SFAS 123R to annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its financial statements. It is, however, expected to have a negative effect on net income.

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

Notes to Consolidated Financial Statements (continued)

The Company has a Stock Option Program. SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value method defined in SFAS 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB 25. Consequently, no compensation cost related to the Stock Option Program is reflected in net income since all options under this program had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Stock Option Program.

	Three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income available to common shareholders, as reported	$425	$201
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(58)

Pro forma net income available to common shareholders	$384	$143

Earnings per share:
Basic - as reported	$0.14	$0.07

- pro forma	$0.12	$0.05

Assuming dilution – as reported	$0.12	$0.06

- pro forma	$0.11	$0.04

4. Other Credit Arrangements

Collateralized Credit Facilities

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At March 31, 2005, the interest rate under the CapitalSource Credit Line was 6.75%.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the subordinated promissory notes (the “Notes”), and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000, must obtain the prior approval of CapitalSource before acquiring any new business, and is prohibited from the payment of

Notes to Consolidated Financial Statements (continued)

dividends. The Company was in compliance with its financial covenants through March 31, 2005. As of and for the trailing six months ended March 31, 2005, the Company’s minimum liquidity was $3,053 and its fixed charge ratio was 1.57, respectively.

At March 31, 2005, the maximum amount available under the CapitalSource Credit Line borrowing base formula was $6,744, of which $5,765 was outstanding.

Subordinated Promissory Notes

Under the terms of the Notes, the Company was required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon. If the Company did not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increased to 15.00% from 8.00% until such default was cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

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

The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waived any similar cross default that occurred as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

At March 31, 2005, the total amount outstanding on the Notes was $703, of which $28 represented accrued interest

Notes to Consolidated Financial Statements (continued)

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

5. Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options while diluted earnings per share includes such amounts.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Basic Earnings per Share:
Net income available to common shareholders	$425	$201

Shares
Total weighted average shares outstanding – basic	3,093	3,088

Net income per common share – basic	$0.14	$0.07

Diluted Earnings per Share:
Net income available to common shareholders	$425	$201

Shares:
Total weighted average shares outstanding	3,093	3,088
Options	395	125

Total weighted average shares outstanding – assuming dilution	3,488	3,213

Net income per common share – assuming dilution	$0.12	$0.06

There were 73 and 689 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2005 and 2004, respectively, due to their anti-dilutive effects.

Notes to Consolidated Financial Statements (continued)

6. Acquisition of Assets of Medical Practice

On January 4, 2005, the Company purchased certain assets from a medical practice in Pawtucket, Rhode Island for $18 and allocated such assets between its two centers located in Rhode Island.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Occupational Health + Rehabilitation Inc (the “Company”) is a leading provider of occupational healthcare services to employers and their employees specializing in the prevention, treatment and management of work related injuries and illnesses as well as regulatory compliance services. The Company develops and operates occupational health centers and contracts with other healthcare providers to develop integrated occupational healthcare delivery systems. The Company typically operates the centers under management and sub-management agreements with professional corporations that practice exclusively through such centers. Additionally, the Company has entered into joint ventures and management agreements with health systems to provide management and related services to the centers and networks of providers established by the joint ventures or health systems.

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

In many states in which the Company operates, the prices it charges for its treatment of work-related injuries are determined by state specific fee schedules established by state agencies pursuant to the workers’ compensation programs in that state. Such fee schedules are reviewed by the regulatory bodies from time to time, but changes in the rates tend to lag the increase in the cost of delivering medical services. Moreover, reimbursement rates vary widely from state to state. In those states not governed by a fee schedule, the Company charges the usual and customary rates which are based on the average fees paid by workers’ compensation insurers and accepted by healthcare providers. The Company uses the services of third party consultants to assist it in keeping abreast of the frequently complex and often changing workers’ compensation fee schedules and the appropriate usual and customary fees.

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

The Company performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Impairment is determined by comparing the fair value to the carrying value of the reporting units. The fair value of each reporting unit is determined based on its discounted future cash flows using a discount reflecting the Company’s average cost of funds. If impairment were determined to have occurred, the Company would make the appropriate adjustment to goodwill to reduce the assets’ carrying value. No such impairment existed at March 31, 2005 or December 31, 2004.

Other intangible assets are comprised of non-compete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years. The Company performs an impairment test on such definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired. If impairment were determined to have occurred, the Company would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. No such impairment existed at March 31, 2005 or December 31, 2004.

Critical Accounting Policies (continued)

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its full-time physicians on a claims-made basis. At December 31, 2004, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. At March 31, 2005, the Company reviewed this liability and determined that the amount remained appropriate at that date. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so; nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

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

	Three Months Ended March 31,
	2005	2004
Net revenue	100.0%	100.0%
Center operating expenses	(82.8)	(86.1)
General and administrative expenses	(9.1)	(8.6)
Amortization of intangibles	(0.1)	(0.1)
Interest expense, net	(1.2)	(1.4)
Minority interest	(1.8)	(1.4)
Tax provision	(2.1)	(1.0)

Net income	2.9%	1.4%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended March 31, 2005 and 2004

Net Revenue

Net revenue increased by $418 or 3.0% to $14,523 for the three months ended March 31, 2005 from $14,105

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

for the three months ended March 31, 2004. Net revenue at centers open for comparable periods in both years increased by $475, or 4.9%, primarily due to growth in revenue per visit as a result of price increases. Same center new injury initial visits increased 2.5% for the quarter ended March 31, 2005. The growth in initial visits reflects an improving economic climate in the markets served by the Company and represents a marked improvement from the performance for the year ended December 31, 2004 when new injury initial visits decreased from the prior year. Same center prevention and regulatory compliance services revenue increased 3.7% for the quarter ended March 31, 2005.

Center Operating Expenses

Center operating expenses decreased $119, or 1.0%, to $12,021 for the three months ended March 31, 2005 from $12,140 for the three months ended March 31, 2004. The principal decreases in expenses related to smaller bonus accruals due to a change in the structure of the Company’s bonus program and to no recorded costs related to the upgrade of the Company’s practice management system, which was completed in December 2004. Partially offsetting these decreases in expenses were increases in both employee-related costs, primarily medical insurance premiums, and temporary staff in the central billing and collection office. As a percentage of net revenue, center operating expenses decreased to 82.8% for the three months ended March 31, 2005 from 86.1% for the three months ended March 31, 2004.

General and Administrative Expenses

General and administrative expenses increased $101, or 8.3%, to $1,319 for the three months ended March 31, 2005 from $1,218 for the three months ended March 31, 2004, with increases in management bonus accruals, professional fees and medical insurance premiums being partially offset by a reduction in regional management expenses. As a percentage of net revenue, general and administrative expenses increased to 9.1% for the three months ended March 31, 2005 from 8.6% for the three months ended March 31, 2004.

Interest Expense, net

Interest expense decreased to $182 for the three months ended March 31, 2005 from $195 for the three months ended March 31, 2004. The decrease was attributable primarily to a reduction in the amount of long-term debt outstanding, partially offset by an increase in the interest rate payable on the Company’s line of credit which is tied to the prime rate. Interest income was $5 for the three months ended March 31, 2005 and $1 for the three months ended March 31, 2004. As a percentage of net revenue, interest expense, net decreased to 1.2% for the three months ended March 31, 2005 from 1.4% for the three months ended March 31, 2004.

Minority Interest

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the three months ended March 31, 2005, the minority interest in pre-tax profits of the joint ventures was $257 compared to $200 in the three months ended March 31, 2004.

Tax Provision

The tax provision was $310 and $139 and the effective tax rates 42.2% and 41.1% for the three months ended March 31, 2005 and 2004, respectively. The increase in the effective tax rate reflects the Company’s improved profitability and a consequent additional charge to tax expense to cover state tax liabilities.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Off Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements.

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at March 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations (1)	$7,256	$7,256	$—	$—	$—
Capital lease obligations	1,028	611	280	137	—
Operating lease obligations	11,688	3,426	4,920	2,521	821
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$19,972	$11,293	$5,200	$2,658	$821

(1)	As of March 31, 2005, the amount available under the lender’s borrowing base formula for the Company’s line of credit was $6,744, of which $5,765 was drawn down.

Liquidity and Capital Resources

At March 31, 2005, the Company had negative working capital of $1,202 compared to negative working capital of $1,960 at December 31, 2004. The Company’s principal sources of liquidity as of March 31, 2005 consisted of (i) cash and cash equivalents aggregating $2,460, (ii) uncollateralized accounts receivable of $2,170,and (iii) $979 available under its line of credit.

Net cash provided by operating activities for the three months ended March 31, 2005 was $1,974 compared to $1,181 for the three months ended March 31, 2004. The increase in liquidity during the quarter primarily reflected favorable changes in working capital as compared to the prior year when accounts receivable increased by $863 a result of strong revenue growth over the prior year. Days sales outstanding in accounts receivable, net of allowances, were 67 at March 31, 2005 compared to 64 at March 31, 2004. The increase in days sales outstanding was due primarily to the temporary negative impact on collections resulting from the conversion of center operations to the Company’s upgraded practice management system with its related changes in center operating processes.

Net cash used by investing activities for the three months ended March 31, 2005 was $38 compared to $24 for the three months ended March 31, 2004. Fixed asset additions amounted to $31 and $24 for the three months ended March 31, 2005 and 2004, respectively. Fixed asset purchases in the three months ended March 31, 2005 were primarily for medical and office equipment, and fixed asset purchases in the three months ended March 31, 2004 were primarily for information systems equipment. Net cash used by investing activities for the three months ended March 31, 2005 also included $7 for a client list acquired in connection with the purchase of certain assets from a medical practice in Rhode Island.

Net cash used by financing activities was $558 and $1,501 for the three months ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2005, the Company increased its borrowings $357, net of repayments, under its line of credit, primarily to repay long-term debt obligations. In the three months ended March 31, 2004, the Company repaid $376, net of advances, under its line of credit.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

In the three months ended March 31, 2005 and 2004, the Company used funds of $586 and $669, respectively, to pay long-term debt and capital lease obligations. The Company also used funds of $339 and $442, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners provide the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Subordinated Promissory Notes

Under the terms of its subordinated promissory notes (the “Notes”), the Company was required to make principal debt payments of $900 on each of March 24, June 24, and September 24, 2004, together with accrued interest thereon. If the Company did not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increased to 15.00% from 8.00% until such default was cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

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

The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waived any similar cross default that occurred as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

At March 31, 2005, the total amount outstanding on the Notes was $703, of which $28 represented accrued interest.

Collateralized Credit Facilities

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

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000, must obtain the prior approval of CapitalSource before acquiring any new business, and is prohibited from the payment of dividends. The Company was in compliance with its financial covenants through March 31, 2005. As of and for the trailing six months ended March 31, 2005, the Company’s minimum liquidity was $3,053 and its fixed charge ratio was 1.57, respectively.

Based on its projections, the Company expects to be in compliance during 2005 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future.

Long-term Debt

In May 2003, the Company purchased five occupational health clinics located in Tennessee which it had previously managed for a total consideration of $1,700, of which $300 was paid in cash with the balance payable in varying installments through October 2005. In September 2004, the Company renegotiated the payment terms on $1,000 then outstanding. Under the terms of the amended agreement, the Company is obligated to pay a total of $1,029 in fifteen monthly installments of approximately equal amounts, commencing October 1, 2004. At March 31, 2005, the discounted amount payable was $598.

In February 2002, the Company purchased two occupational health clinics located in New Jersey. The purchase price of these clinics was $610, of which $70 was paid in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. In January 2005, the Company renegotiated the payment terms on the subordinated note. Under the terms of the amended agreement, the Company is obligated to pay the outstanding amount in varying installments between February 1, 2005 and May 1, 2005. At March 31, 2005, the amount payable was $100.

Lease Lines

In March 2001, the Company entered into an agreement for an Equipment Facility (the “Equipment Facility”) of $750 to provide secured financing. Borrowings under the facility are repayable over 42 months. The interest

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

rate was based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At March 31, 2005, the full amount of the Equipment Facility had been utilized. Interest rates range from 9.93% to 10.99%.

In August 2002, the Company entered into an agreement for collateralized equipment lease financing in the approximate amount of $1,600 (the “Collateralized Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors are based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company has utilized this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At March 31, 2005, the full amount of the Collateralized Line had been utilized. Interest rates range from 3.25% to 9.65%.

In December 2003, the Company entered into an agreement for collateralized equipment lease financing of approximately $330 (the “Lease Line”). The Company drew down $346 under the Lease Line. In June 2004, the Lease Line was increased by $250 which was available for equipment purchases made during the balance of 2004. The Company drew down $133 of this amount by the end of the year for a total draw down under the line of $479. In March 2005, the Lease Line was increased by $500 which was available for equipment purchases made during 2005 (the “Lease Line Extension”). Borrowings under these facilities are repayable over 60 months. The interest rate on the Lease Line was initially set at certain percentage points above the Five Year Interest Rate Swap rate and was subsequently changed to certain percentage points above the most recent weekly average rate of the Five Year Treasury Notes, both rates being struck at the time of funding. The weighted average interest rate on the Lease Line is 8.90%. The interest rate on the Lease Line Extension is set at a fixed 4.89 percentage points above the most recent weekly average rate of the Five Year Treasuries at the time of funding. At March 31, 2005, the weekly average rate of the Five Year Treasuries was 4.13%, and the Company had not drawn down any of the Lease Line Extension.

The Company has also entered into equipment lease arrangements with other lenders. Interest rates on these leases range from 11.35% to 14.79%.

Use of Funds

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements, purchases of property and equipment, and acquisitions and the formation of joint ventures. The Company believes that the funds available under the CapitalSource Credit Line and the Lease Line Extension, together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs. However, the Company recognizes that the level of its available financial resources is an important competitive factor and it will consider additional financing sources, including raising additional equity capital, as appropriate.

Inflation

The Company does not believe that inflation had a significant impact on its results of operations during the last two years. Nor is inflation expected to adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its billings.

Seasonality

The Company is subject to the seasonal fluctuations that impact the various employers and their employees it serves. Historically, these fluctuations have occurred most noticeably in portions of the first and fourth calendar

Seasonality (continued)

quarters. Traditionally, revenues are lower during these periods since patient visits decrease due to plant closings, vacations, holidays, a reduction in new employee hires, and inclement weather. These activities also result in a decrease in drug and alcohol tests, medical monitoring services, and pre-employment examinations. Similar fluctuations occur during the summer months, but typically to a lesser degree than during the first and fourth quarters. The Company attempts to ameliorate the impact of these fluctuations through adjusting staff levels.

Professional Liability Insurance Risk

The Company maintains entity professional liability insurance coverage on a claims-made basis, shared professional liability insurance coverage in the name of its full-time physicians, also on a claims-made basis, and an umbrella policy to supplement those coverages. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. The annual cost to the Company for its professional liability and umbrella insurance increased 125% to $772 from $343 between 2002 and 2004 with similar coverage, despite the Company’s assuming more of the risk itself. In February 2005, however, the Company was able to take advantage of an apparent softening in the market for such insurance coverage as new carriers entered the market, attracted in part by the higher premiums, and renewed its coverage at a cost about 10% below that of the prior policy year. Whether or not this moderately favorable climate represents the beginning of a longer term trend or is merely a brief aberration is unknown. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates and changes in those schedules generally lag the increase in medical-related costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2005. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a draw down is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed sensitivity analysis as of March 31, 2005 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 24, 2003, the Company repurchased of all of its outstanding Series A Convertible Preferred Stock for (i) $2,700 in cash at closing, (ii) subordinated promissory notes (the “Notes”) in the aggregate principal amount of $2,700, and (iii) 1,608,247 shares of the Company’s common stock. Under the terms of the Notes, the Company was required to make principal debt payments of $900 on each of March 24, June 24 and September 24, 2004, together with accrued interest thereon. If the Company did not fulfill its contractual payment obligations, the annual interest rate on the unpaid principal and interest increased to 15.00% from 8.00% until such default was cured. A default under the Notes permits the Note holders to accelerate payment of all unpaid principal and interest. However, under the CapitalSource Credit Line, no amounts can be paid to the Note holders if CapitalSource objects.

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

The default under the Notes created a cross default under the CapitalSource Credit Line. Accordingly, the Company obtained a waiver from CapitalSource on March 30, 2004 which waived any similar cross default that occurred as a result of any additional partial payment of the Notes by the Company through March 31, 2005. Also on March 30, 2004, the Note holders agreed in writing not to pursue any remedies related to the failure to make a full installment payment on the Notes through March 31, 2005.

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

The Company anticipates paying the balance due on the Notes before December 31, 2005. Nevertheless, if cash is required for operations, the Company will continue to defer payments on the Notes and may be required to request an extension of the current waivers from both the Note holders and CapitalSource. There can be no assurance, however, that such extensions of the current waivers will be granted.

The total amount outstanding on the Notes as of May 13, 2005 was $715, of which $40 represented accrued interest.

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

OCCUPATIONAL HEALTH + REHABILITATION INC

By:	/s/ John C. Garbarino
John C. Garbarino
President and Chief Executive Officer

By:	/s/ Keith G. Frey
Keith G. Frey
Chief Financial Officer

By:	/s/ Janice M. Goguen
Janice M. Goguen
Vice President, Finance and Controller

Date:	May 13, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.