Form 10-Q
period 2005-06-30
OCCUPATIONAL HEALTH & REHABILITATION INC
filed 2005-08-12
CIK 887757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2005 was 3,112,932.

OCCUPATIONAL HEALTH + REHABILITATION INC

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Balance Sheets

(dollar amounts in thousands)

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$1,082
Accounts receivable, less allowance for doubtful accounts	9,988	10,577
Deferred tax assets	830	830
Prepaid expenses and other assets	738	869

Total current assets	13,148	13,358
Property and equipment, net	1,714	2,289
Goodwill, net	6,687	6,687
Other intangible assets, net	89	112
Deferred tax assets	706	1,329
Other assets	139	138

Total assets	$22,483	$23,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,607	$1,400
Accrued expenses	3,019	3,324
Accrued payroll	2,334	2,697
Current portion of long-term debt	5,743	7,148
Current portion of obligations under capital leases	483	749

Total current liabilities	13,186	15,318
Long-term debt, less current maturities	—	117
Obligations under capital leases, less current maturities	347	487

Total liabilities	13,533	15,922

Commitments and contingencies
Minority interests	1,393	1,388
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized ; none issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,106,229 and 3,088,111 shares issued and outstanding in 2005 and 2004, respectively	3	3
Additional paid-in capital	13,066	13,037
Accumulated deficit	(5,512)	(6,437)

Total stockholders’ equity	7,557	6,603

Total liabilities and stockholders’ equity	$22,483	$23,913

The accompanying notes are an integral part of these consolidated financial statements

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Income

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2005	2004
Net revenue	$15,057	$14,395

Center operating expenses	12,392	12,296

Center operating profit	2,665	2,099

General and administrative expenses	1,331	1,267
Amortization of intangibles	16	14

Income from operations	1,318	818

Nonoperating gains (losses):
Interest expense, net	(171)	(220)
Minority interest	(279)	(215)

Income before income taxes	868	383
Tax provision	368	162

Net income	$500	$221

Net income available to common stockholders	$500	$221

Per share amounts:
Net income per common share – basic	$0.16	$0.07

Net income per common share – assuming dilution	$0.14	$0.07

Weighted average common shares outstanding:
Basic	3,099	3,088

Assuming dilution	3,562	3,382

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Income

(amounts in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2005	2004
Net revenue	$29,580	$28,500

Center operating expenses	24,414	24,436

Center operating profit	5,166	4,064

General and administrative expenses	2,649	2,485
Amortization of intangibles	30	27

Income from operations	2,487	1,552

Nonoperating gains (losses):
Interest expense, net	(348)	(414)
Minority interest	(536)	(415)

Income before income taxes	1,603	723
Tax provision	678	301

Net income	$925	$422

Net income available to common stockholders	$925	$422

Per share amounts:
Net income per common share – basic	$0.30	$0.14

Net income per common share – assuming dilution	$0.26	$0.13

Weighted average common shares outstanding:
Basic	3,096	3,088

Assuming dilution	3,525	3,224

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$925	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	641	749
Amortization	30	27
Provision for doubtful accounts	298	288
Minority interest	536	418
Imputed interest on non-interest bearing promissory notes payable	21	33
Loss (gain) on disposal of fixed assets	10	(2)
Deferred tax expense	623	291
Changes in operating assets and liabilities:
Accounts receivable	291	(1,180)
Prepaid expenses and other assets	131	339
Accounts payable and accrued expenses	(463)	645

Net cash provided by operating activities	3,043	2,030

Investing activities:
Property and equipment additions	(77)	(157)
Cash paid for acquisitions and other intangibles	(7)	—

Net cash used by investing activities	(84)	(157)

Financing activities:
Repayments on line of credit	(859)	(183)
Proceeds from lease lines	—	84
Proceeds from exercise of stock options	29	—
Payments of long-term debt and capital lease obligations	(1,088)	(1,508)
Payments made for debt issuance costs	—	(14)
Distributions to joint venture partners	(531)	(462)

Net cash used by financing activities	(2,449)	(2,083)

Net increase (decrease) in cash and cash equivalents	510	(210)
Cash and cash equivalents at beginning of period	1,082	1,744

Cash and cash equivalents at end of period	$1,592	$1,534

Noncash item:
Capital leases, excluding proceeds received from lease lines	$—	$196

The accompanying notes are an integral part of these consolidated financial statements.

OCCUPATIONAL HEALTH + REHABILITATION INC

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Occupational Health + Rehabilitation Inc (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X pertaining to interim financial information and disclosures required by generally accepted accounting principles. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2005 and results of operations for the six months ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB 25 and accordingly does not recognize any compensation cost for employee stock options. Consequently, adoption of the fair value method required by SFAS 123R will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the modified prospective adoption of SFAS 123R cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

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

Notes to Consolidated Financial Statements (continued)

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

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income available to common stockholders, as reported	$500	$221	$925	$422
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(36)	(83)	(96)

Pro forma net income available to common stockholders	$458	$185	$842	$326

Earnings per share:
Basic - as reported	$0.16	$0.07	$0.30	$0.14

- pro forma	$0.15	$0.06	$0.27	$0.11

Assuming dilution - as reported	$0.14	$0.07	$0.26	$0.13

- pro forma	$0.13	$0.06	$0.24	$0.10

3. Credit Arrangements

Collateralized Credit Facilities

On December 15, 2003, the Company entered into an agreement with CapitalSource Finance LLC (“CapitalSource”) for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At June 30, 2005, the interest rate under the CapitalSource Credit Line was 7.25%.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the subordinated promissory notes (the “Notes”), and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. During the term of the agreement, the Company may enter into new capital lease obligations of up to $1,000, must obtain the prior approval of CapitalSource before acquiring any new business, and is prohibited from the payment of dividends. The Company was in compliance with its financial covenants through June 30, 2005. As of and for the trailing six months ended June 30, 2005, the Company’s minimum liquidity was $3,159 and its fixed charge ratio was 2.02, respectively.

Notes to Consolidated Financial Statements (continued)

At June 30, 2005, the maximum amount available under the CapitalSource Credit Line borrowing base formula was $6,532, of which $4,548 was outstanding.

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

On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The Company determined that this default, under the terms of the Notes, did not constitute a cross default with respect to third party contractual obligations of the Company other than CapitalSource.

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

On each of May 5, 2004 and June 18, 2004, the Company paid an additional $225 of principal, being the balance of the amount due on its Notes as of March 24, 2004, together with accrued interest thereon of $22 and $27, respectively. After the payment on June 18, 2004, the Company was no longer in default on the Notes. However, the Company elected not to pay $900 due on the Notes on June 24, 2004, for liquidity purposes. Due to this decision, the Company reverted to default status, at which time it began to accrue interest at 15.00% per annum on the sum of the outstanding principal and the accrued interest to date.

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

At June 30, 2005, the total amount outstanding on the Notes was $728, of which $53 represented accrued interest.

On July 15, 2005, the Company paid an additional $100 of principal on the Notes together with accrued interest thereon of $58.

At August 12, 2005, the total amount outstanding on the Notes was $582, of which $7 represented accrued interest.

Notes to Consolidated Financial Statements (continued)

Liquidity

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements and purchases of property and equipment. The Company believes that the funds available under the CapitalSource Credit Line and a lease line with GE Healthcare Financial Services, Inc., together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs.

4. Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options while diluted earnings per share includes such amounts.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic Earnings per Share:
Net income available to common stockholders	$500	$221	$925	$422

Shares:
Total weighted average shares outstanding – basic	3,099	3,088	3,096	3,088

Net income per common share – basic	$0.16	$0.07	$0.30	$0.14

Diluted Earnings per Share:
Net income available to common stockholders	$500	$221	$925	$422

Shares:
Total weighted average shares outstanding	3,099	3,088	3,096	3,088
Options	463	294	429	136

Total weighted average shares outstanding – assuming dilution	3,562	3,382	3,525	3,224

Net income per common share – assuming dilution	$0.14	$0.07	$0.26	$0.13

The following shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive (amounts in thousands).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Options	37	683	37	683

Notes to Consolidated Financial Statements (continued)

5. Acquisition of Assets of Medical Practice

On January 4, 2005, the Company purchased certain assets from a medical practice in Pawtucket, Rhode Island for $18 and allocated such assets between its two centers located in Rhode Island.

6. Subsequent Event

On August 8, 2005, the Company, Concentra Operating Corporation (“Concentra”), and Brady Acquisition Corp., an indirect, wholly-owned subsidiary of Concentra (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Concentra will acquire, through the merger of Merger Sub with and into the Company (the “Merger”), all of the outstanding common stock of the Company. As a result of the Merger, the Company will become an indirect, wholly-owned subsidiary of Concentra.

Under the terms of the Merger Agreement, the holders of shares of common stock of the Company (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the consummation of the Merger will receive for each share of Company common stock an amount of cash (without interest) equal to (x) $47,178,675 plus the aggregate exercise price of all vested Company stock options entitled to receive option consideration plus cash on hand as of closing (other than amounts distributable to the Company’s joint venture partners) minus all debt for borrowed money (other than capital leases) divided by (y) all shares of Company common stock outstanding as of the closing plus all shares of Company common stock issuable upon exercise of all vested Company stock options entitled to receive option consideration.

Holders of Company stock options will be entitled to receive, for each stock option, an amount in cash equal to the excess (if any) of the same per share cash amount payable to holders of Company outstanding common stock pursuant to the formula described above over the exercise price of such stock option multiplied by the number of shares subject to such stock option, without interest and subject to any applicable withholding taxes, whether or not then vested or exercisable, except as may be otherwise provided with respect to terminated employees and options that are to vest only upon satisfaction of performance standards which have not been met.

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding common stock and other closing conditions, including the execution and delivery of certain agreements by Company officers and employees related to employment, consulting and non-competition arrangements. The Merger is expected to close in 2005; however, there can be no assurances that the Merger will be consummated in that time period or at all.

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

The Company derives its revenue from three principal sources: treatment of work-related injuries, including the provision of rehabilitation services necessary to speed the patient’s post-injury recovery, injury prevention and regulatory compliance services such as pre-placement physical examinations and drug and alcohol tests, and workplace health services where the Company provides on-site delivery of its services for work-related injuries, generally to regional locations of major corporations. Medical treatment of injuries and the associated rehabilitation services account for nearly two-thirds of the Company’s revenue, prevention and regulatory compliance services for about 25%, and workplace health and rehabilitation services for about 10%. The Company operates 34 centers, 25 of which are in the northeast of the United States, five in Tennessee, and four in Missouri. The Company manages workplace health contracts not only at sites close to its centers but also in many other areas of the country.

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

The Company’s major focus is building its revenue base. Once a center has covered its fixed costs, which account on average for approximately 55% of its revenue and consist primarily of employee-related expenses and rent and occupancy charges, each additional dollar of revenue generates a high profit margin. A new injury visit, for example, generates about $800 in net revenue through follow up visits and referrals to rehabilitation treatment.

On August 8, 2005, the Company entered into an Agreement and Plan of Merger (“Merger”) with Concentra Operating Corporation (“Concentra”) pursuant to which the Company would become a wholly-owned subsidiary of Concentra. The Merger is expected to close in 2005 and is conditioned on approval by the Company’s stockholders holding a majority of the Company’s common stock and other customary conditions. There can be no assurances, however, that the Merger will be consummated in that time period or at all.

If consummated, the Merger will permit Concentra to expand its presence into certain states in New England not previously served by it and to offer its national and regional clients more locations where they can access its network of workers’ compensation and occupational healthcare services.

If the merger is completed, OH+R common stock will be de-registered under the Securities Exchange Act of 1934.

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

Critical Accounting Policies (continued)

unit is determined based on its discounted future cash flows using a discount reflecting the Company’s average cost of funds. If impairment were determined to have occurred, the Company would make the appropriate adjustment to

goodwill	to reduce the assets’ carrying value. No such impairment existed at June 30, 2005 or December 31, 2004.

Other intangible assets are comprised of non-compete agreements and deferred financing costs which are being amortized using the straight-line method over periods of three to five years. The Company performs an impairment test on such definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired. If impairment were determined to have occurred, the Company would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. No such impairment existed at June 30, 2005 or December 31, 2004.

Professional Liability Coverage

The Company maintains entity professional liability insurance coverage on a claims-made basis in all states in which it has operating centers. The Company also maintains shared professional liability insurance coverage in the name of its full-time physicians on a claims-made basis. At December 31, 2004, the Company recorded an actuarially determined liability equal to the estimated required reserves for future payments for claims that have been reported and claims that have occurred but have not been reported. At June 30, 2005, the Company reviewed this liability and determined that the amount remained appropriate at that date. The Company intends to renew its existing professional liability insurance policies and is not aware of any reason it will not be able to do so; nor is it aware of any claims that may result in a loss in excess of amounts covered by its existing insurance.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Center operating expenses	(82.3)	(85.4)	(82.5)	(85.7)
General and administrative expenses	(8.8)	(8.8)	(9.0)	(8.7)
Amortization of intangibles	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense, net	(1.2)	(1.6)	(1.2)	(1.5)
Minority interest	(1.9)	(1.5)	(1.8)	(1.5)
Tax provision	(2.4)	(1.1)	(2.3)	(1.0)

Net income	3.3%	1.5%	3.1%	1.5%

RESULTS OF OPERATIONS (dollar amounts in thousands)

Three Months Ended June 30, 2005 and 2004

Net Revenue

Net revenue increased by $662, or 4.6%, to $15,057 for the three months ended June 30, 2005 from $14,395 for the three months ended June 30, 2004. Revenue at centers open for comparable periods in both years increased by $824, or 5.8%, primarily due to growth in revenue per visit as a result of price increases. Compared to the comparable period in the prior year, same center new injury initial visits increased 0.5% and same center prevention and regulatory compliance services revenue increased 7.0%. Workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, decreased $221, or 13.9%, primarily due to the termination of certain contracts.

Center Operating Expenses

Center operating expenses increased $96, or 0.8%, to $12,392 for the three months ended June 30, 2005 from $12,296 for the three months ended June 30, 2004. The principal cost increases were for bonus accruals, reflecting the continued improvement in the Company’s profitability, and other employee-related costs, including the addition of temporary staff in the central billing and collection office. Partially offsetting these increases in expenses were the absence of any costs related to the upgrade of the Company’s practice management system, which was completed in December 2004, and lower consulting fees. The Company pays a consultant fees tied to a percentage of revenue growth resulting from implementation of recommended improvements to the Company’s billing practices. While revenue continues to grow from the base set in 2003 under this arrangement, the percentage fee diminishes over the three-year term of the contract. As a percentage of net revenue, operating expenses decreased to 82.3% for the three months ended June 30, 2005 from 85.4% for the three months ended June 30, 2004.

General, and Administrative Expenses

General and administrative expenses increased $64, or 5.1%, to $1,331 for the three months ended June 30, 2005 from $1,267 for the three months ended June 30, 2004, with increases in management bonus accruals and professional fees being partially offset by a reduction in regional management expenses. As a percentage of net revenue, general and administrative expenses were 8.8% for both the three months ended June 30, 2005 and the three months ended June 30, 2004.

Interest Expense, net

Interest expense decreased by $43 to $178 for the three months ended June 30, 2005 from $221 for the three

RESULTS OF/ OPERATIONS (dollar amounts in thousands) (continued)

months ended June 30, 2004. The decrease was attributable primarily to a reduction in the amount of long-term debt outstanding, partially offset by an increase in the interest rate payable on the Company’s line of credit which is tied to the prime rate. Interest income was $7 and $1 for the three months ended June 30, 2005 and 2004, respectively. As a percentage of net revenue, interest expense, net decreased to 1.2% for the three months ended June 30, 2005 from 1.6% for the three months ended June 30, 2004.

Minority Interest

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the three months ended June 30, 2005, the minority interest in pre-tax profits of the joint ventures was $279 compared to $215 for the three months ended June 30, 2004.

Tax Provision

The tax provision was $368 and $162 and the effective tax rates were 42.4% and 42.2% for the three months ended June 30, 2005 and 2004, respectively.

Six Months Ended June 30, 2005 and 2004

Net Revenue

Net revenue increased by $1,080, or 3.8%, to $29,580 for the six months ended June 30, 2005 from $28,500 for the six months ended June 30, 2004. Revenue at centers open for comparable periods in both years increased by $1,504, or 5.4%, primarily due to growth in revenue per visit as a result of price increases. Compared to the same period in the prior year, same center new injury initial visits increased 1.5% and same center prevention and regulatory compliance services revenue increased 5.3%. Workplace health and rehabilitation services revenue, which relates to the provision of work-related healthcare services at employer sites, decreased 12.3%, primarily due to the termination of certain contracts.

Center Operating Expenses

Center operating expenses decreased $22, or 0.1%, to $24,414 for the six months ended June 30, 2005 from $24,436 for the six months ended June 30, 2004. The principal cost decreases were the absence of any costs related to the upgrade of the Company’s practice management system, which was completed in December 2004, and lower consulting fees. The Company pays a consultant fees tied to a percentage of revenue growth resulting from implementation of recommended improvements to the Company’s billing practices. While revenue continues to grow from the base set in 2003 under this arrangement, the percentage fee diminishes over the three-year term of the contract. The principal cost increases were for employee-related costs, including the addition of temporary staff in the central billing and collection office. As a percentage of net revenue, center operating expenses decreased to 82.5% for the six months ended June 30, 2005 from 85.7% for the six months ended June 30, 2004.

General, and Administrative Expenses

General and administrative expenses increased $164, or 6.6%, to $2,649 for the six months ended June 30, 2005 from $2,485 for the six months ended June 30, 2004, with increases in management bonus accruals and professional fees being partially offset by a reduction in regional management expenses. As a percentage of net revenue, general and administrative expenses increased to 9.0% for the six months ended June 30, 2005 from 8.7% for the six months ended June 30, 2004.

RESULTS OF OPERATIONS (dollar amounts in thousands) (continued)

Interest Expense, net

Interest expense decreased $56, to $360 in the six months ended June 30, 2005 from $416 in the six months ended June 30, 2004. The decrease was attributable primarily to a reduction in the amount of long-term debt outstanding, partially offset by an increase in the interest rate payable on the Company’s line of credit which is tied to the prime rate. Interest income was $12 and $2 for the six months ended June 30, 2005 and 2004, respectively. As a percentage of net revenue, interest expense, net decreased to 1.2% for the six months ended June 30, 2005 from 1.5% for the six months ended June 30, 2004.

Minority Interest

Minority interest represents the share of (profits) and losses of joint venture investors with the Company. For the six months ended June 30, 2005, the minority interest in pre-tax profits of the joint ventures was $536 compared to $415 for the three months ended June 30, 2004.

Tax Provision

The tax provision was $678 and $301 and the effective tax rates were 42.3% and 41.6% for the six months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate reflects the Company’s improved profitability and a consequent additional charge to tax expense to cover state tax liabilities.

Off Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements.

Significant Accounting Contractual Obligations

The following summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations (1)	$5,743	$5,743	$—	$—	$—
Capital lease obligations	830	483	237	110	—
Operating lease obligations	12,865	3,457	5,386	2,821	1,201
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$19,438	$9,683	$5,623	$2,931	$1,201

(1)	As of June 30, 2005, the amount available under the lender’s borrowing base formula was $6,532, of which $4,548 was drawn down.

Liquidity and Capital Resources

At June 30, 2005, the Company had negative working capital of $38 compared to negative working capital of $1,960 at December 31, 2004. The Company’s principal sources of liquidity as of June 30, 2005 consisted of (i) cash and cash equivalents aggregating $1,592, (ii) uncollateralized accounts receivable of $2,251,and (iii) $1,984 available under its line of credit.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

Net cash provided by operating activities during the six months ended June 30, 2005 was $3,043 compared to $2,030 for the six months ended June 30, 2004. The increase in liquidity was due to greater profitability and improved collections of accounts receivable. Days sales outstanding in accounts receivable were 63 at June 30, 2005 compared to 68 at December 31, 2004 and 64 at June 30, 2004. In 2004, the Company experienced a significant deterioration in the aging of its accounts receivable related to required changes in center operating processes as it rolled out its upgraded practice management system over a period of twenty months. The conversion was completed in December 2004, and the Company believes its improved systems and procedures are now operating effectively as reflected by the reduction in its days sales outstanding.

Net cash used in investing activities for the six months ended June 30, 2005 was $84 compared to $157 for the six months ended June 30, 2004. Fixed asset additions were $77 and $157 for the six months ended June 30, 2005 and 2004, respectively. Fixed asset purchases in the six months ended June 30, 2005 were primarily for medical and office equipment, and fixed asset purchases in the six months ended June 30, 2004 were primarily for information systems equipment. Net cash used by investing activities for the six months ended June 30, 2005 also included $7 for a client list acquired in connection with the purchase of certain assets from a medical practice in Rhode Island.

Net cash used by financing activities was $2,449 and $2,083 for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company repaid $859 and $183, respectively, net of advances, under its line of credit. The Company used funds of $1,088 and $1,508 in the six months ended June 30, 2005 and 2004, respectively, to pay long-term debt and capital lease obligations. The Company also paid cash of $531 and $462 in the six months ended June 30, 2005 and 2004, respectively, relating to distributions to its joint venture partners. Distributions of cash in joint ventures to the Company and its joint venture partners allow the Company access to its share of cash accumulated by the joint ventures which it can then use for general corporate purposes. The Company expects to continue to make distributions when the cash balances in the joint ventures permit.

Under lease arrangements with certain leasing companies, the Company accumulates its fixed asset purchases until the value of those purchases reach a certain minimum amount before requesting a draw down from its lease lines. In the six months ended June 30, 2005 and 2004, the Company received cash proceeds of $0 and $84, respectively, under its lease lines, primarily to fund information systems equipment purchases.

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

On March 24, 2004, the Company paid $450 of the $900 principal amount due together with accrued interest thereon of $36. The Company elected to enter into such default in order to conserve its cash resources for operating purposes. The Company determined that this default, under the terms of the Notes, did not constitute a cross default with respect to third party contractual obligations of the Company other than CapitalSource.

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

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

On each of May 5, 2004 and June 18, 2004, the Company paid an additional $225 of principal, being the balance of the amount due on its Notes as of March 24, 2004, together with accrued interest thereon of $22 and $27, respectively. After the payment on June 18, 2004, the Company was no longer in default on the Notes. However, the Company elected not to pay $900 due on the Notes on June 24, 2004, for liquidity purposes. Due to this decision, the Company reverted to default status, at which time it began to accrue interest at 15.00% per annum on the sum of the outstanding principal and the accrued interest to date.

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

At June 30, 2005, the total amount outstanding on the Notes was $728, of which $53 represented accrued interest.

On July 15, 2005, the Company paid an additional $100 of principal on the Notes together with accrued interest thereon of $58.

At August 12, 2005, the total amount outstanding on the Notes was $582, of which $7 represented accrued interest.

Collateralized Credit Facilities

On December 15, 2003, the Company entered into an agreement with CapitalSource for a new three-year revolving line of credit (the “CapitalSource Credit Line”) of up to $7,250. The CapitalSource Credit Line is collateralized by present and future assets of certain operations of the Company. The borrowing base consists of a certain percentage of eligible accounts receivable (as defined in the agreement). Under the terms of the agreement, the Company pays a commitment fee of 0.60% of the unused portion of the CapitalSource Credit Line and certain other fees. The interest rate under the CapitalSource Credit Line is the prime rate plus 1.00%, subject to a floor of 4.00% on the prime rate. At June 30, 2005, the interest rate under the CapitalSource Credit Line was 7.25%.

The financial covenants under the CapitalSource Credit Line consist of a fixed charge ratio (defined as the ratio, for a defined period, of earnings before interest, taxes, depreciation, amortization, and other non-cash charges and non-recurring gains and losses to the sum of payments on long-term debt, exclusive of the Notes, and capital leases, accrued interest and dividends, and capital expenditures and income taxes paid in cash) of not less than 1.20 to 1.00, tested monthly on a trailing six months’ basis and minimum liquidity (defined as the sum of unrestricted cash on hand, the Company’s pro rata share of cash on hand in its joint ventures, and the unborrowed availability under the CapitalSource Credit Line) of $1,000. During the term of the agreement, the Company may enter into

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

new capital lease obligations of up to $1,000, must obtain the prior approval of CapitalSource before acquiring any new business, and is prohibited from the payment of dividends. The Company was in compliance with its financial covenants through June 30, 2005. As of and for the trailing six months ended June 30, 2005, the Company’s minimum liquidity was $3,159 and its fixed charge ratio was 2.02, respectively.

Based on its projections, the Company expects to be in compliance during 2005 with its financial covenants under the CapitalSource Credit Line. However, there can be no assurance that the Company will meet its projections and if it does not, it may not be in compliance with its financial covenants in the future.

Long-term Debt

In May 2003, the Company purchased five occupational health clinics located in Tennessee which it had previously managed for a total consideration of $1,700, of which $300 was paid in cash with the balance payable in varying installments through October 2005. In September 2004, the Company renegotiated the payment terms on $1,000 then outstanding. Under the terms of the amended agreement, the Company is obligated to pay a total of $1,029 in fifteen monthly installments of approximately equal amounts, commencing October 1, 2004. At June 30, 2005, the discounted amount payable was $400.

In February 2002, the Company purchased two occupational health clinics located in New Jersey. The purchase price of these clinics was $610, of which $70 was paid in cash and the balance in the form of a subordinated note payable in varying installments through February 2005. In January 2005, the Company renegotiated the payment terms on the subordinated note extending the repayment to May 1, 2005. The Company repaid the balance due in accordance with the revised schedule.

Lease Lines

In March 2001, the Company entered into an agreement for an Equipment Facility (the “Equipment Facility”) of $750 to provide collateralized financing. Borrowings under the facility are repayable over 42 months. The interest rate was based upon the 31-month Treasury Note (“T-Note”) plus a spread and fluctuates with any change in the T-Note rate up until the time of payment commencement for each draw down. At June 30, 2005, the full amount of the Equipment Facility had been utilized. Interest rates range from 9.93% to 10.99%.

In August 2002, the Company entered into an agreement for collateralized equipment lease financing in the approximate amount of $1,600 (the “Collateralized Line”). Borrowings under the facility are repayable over 36 months. The lease-rate factors were based upon the 36-month Treasury Note yield ten days prior to payment commencement for each draw down. At the end of the lease term, the Company may either purchase the equipment for its fair market value, renew the lease on a year-to-year basis at its then fair market value, or return the equipment with no further obligation. The Company has utilized this lease line primarily to fund its equipment needs relating to the upgrade of its practice management system. At June 30, 2005, the full amount of the Collateralized Line had been utilized. Interest rates range from 3.25% to 9.65%.

Effective July 1, 2005, the Company elected to accelerate the purchase of approximately 75% of the equipment financed under its Collateralized Line, based on its original cost, for $274. The purchase price, together with the principal balance of $151 due on the accelerated lease tranches, was refinanced by the original lessor over twenty-four months at an interest rate of 4.89%.

In December 2003, the Company entered into an agreement for collateralized equipment lease financing of approximately $330 (the “Lease Line”). The Company drew down $346 under the Lease Line. In June 2004, the Lease Line was increased by $250 which was available for equipment purchases made during the balance of 2004.

Liquidity and Capital Resources (dollar amounts in thousands) (continued)

The Company drew down $133 of this amount by the end of the year for a total draw down under the line of $479. In March 2005, the Lease Line was increased by $500 which was available for equipment purchases made during 2005 (the “Lease Line Extension”). Borrowings under these facilities are repayable over 60 months. The interest rate on the Lease Line was initially set at certain percentage points above the Five Year Interest Rate Swap rate and was subsequently changed to certain percentage points above the most recent weekly average rate of the Five Year Treasury Notes, both rates being struck at the time of funding. The weighted average interest rate on the Lease Line is 8.90%. The interest rate on the Lease Line Extension is set at a fixed 4.89 percentage points above the most recent weekly average rate of the Five Year Treasuries at the time of funding. At June 30, 2005, the weekly average rate of the Five Year Treasuries was 4.06%, and the Company had not drawn down any of the Lease Line Extension.

The Company has also entered into equipment lease arrangements with other lenders. Interest rates on these leases range from 11.35% to 14.79%.

Use of Funds

The Company expects that its principal use of funds in the foreseeable future will be for the repayment of the Notes and other debt obligations, and for working capital requirements and purchases of property and equipment. The Company believes that the funds available under the CapitalSource Credit Line, and the Lease Line Extension, together with cash generated from operations, and other sources of funds it anticipates will be available to it, will be adequate to meet these projected needs.

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

Professional Liability Insurance Risk

The Company maintains entity professional liability insurance coverage on a claims-made basis, shared professional liability insurance coverage in the name of its full-time physicians, also on a claims-made basis, and an umbrella policy to supplement those coverages. In recent years, the Company, in line with the healthcare industry in general, has experienced significant increases in the cost of such insurance. The annual cost to the Company for its professional liability and umbrella insurance increased 125% to $772 from $343 between calendar year 2002 and 2004 with similar coverage, despite the Company’s assuming more of the risk itself. In February 2005, however, the Company was able to take advantage of an apparent softening in the market for such insurance coverage as new carriers entered the market, attracted in part by the higher premiums, and renewed its coverage at a cost about 10% below that of the prior policy year. Whether or not this moderately favorable climate represents the beginning of a longer term trend or is merely a brief aberration is unknown. Maintenance of an appropriate level of professional liability insurance coverage is critical to the Company in order to attract and retain competent clinical staff, the core of its business. While the Company currently believes that it will continue to be able to purchase such insurance, there can be no assurance that the cost of doing so will not have a serious negative effect on its operating results since the price it can charge for many of its services is dependent upon fee schedules set by the states in which it operates, and changes in those schedules generally lag the increase in medical-related costs.

Important Factors Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements are intended to be subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations and are subject to many risks and uncertainties which could cause actual results to differ materially from such statements. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Among the risks and uncertainties that will affect the Company’s actual results economic conditions; pricing issues; the impact of competition; the ability to attract and retain qualified professionals and other employees to expand and complement the Company’s services; changes in the industry resulting from changes in workers’ compensation laws and regulations in the healthcare environment generally; and other risks described in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company has no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2005. As described in the following paragraph, the Company believes that it currently has no material exposure to interest rate risks in its instruments entered into for other than trading purposes.

Interest Rates

The Company’s balance sheet includes a revolving credit facility and lease lines which are subject to interest rate risk. The revolving credit facility is priced at a floating rate of interest while the interest rates on the lease lines are subject to market fluctuations until a draw down is effected. As a result, at any given time a change in interest rates could result in either an increase or a decrease in the Company’s interest expense. The Company performed sensitivity analysis as of June 30, 2005 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

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

OCCUPATIONAL HEALTH + REHABILITATION INC

By:	/s/ John C. Garbarino
John C. Garbarino
President and Chief Executive Officer

By:	/s/ Keith G. Frey
Keith G. Frey
Chief Financial Officer

By:	/s/ Janice M. Goguen
Janice M. Goguen
Vice President, Finance and Controller

Date:	August 12, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.